Form 10QSB
period 2002-03-31
VIKING SYSTEMS INC
filed 2002-06-06
CIK 1065754

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2002


                      Commission File Number 0-49636



                         VIKING SYSTEMS, INC.
           -----------------------------------------------------
          (Exact Name of Registrant, as Specified in its Charter)


           Nevada                                       86-0913802
-------------------------------           ----------------------------------
(State or other Jurisdiction of          (IRS Employer Identification Number)
 Incorporation or Organization)



          2501 Dunlap Avenue, Suite 102, Phoenix, Arizona 85021
          -----------------------------------------------------
                 (Address of Principle Executive Offices)


                             (602) 678-5544
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                         2,471,150
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of March 31, 2002

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                             VIKING SYSTEMS, INC.
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

Viking Systems, Inc.
Balance Sheet
(Unaudited)



                                                                   March 31,
                                                                     2002
                                                                 ------------
Assets
------
Current assets:
   Cash                                                          $        485
   Accounts receivable                                                  1,555
   Prepaid expenses                                                       241
                                                                 ------------
     Total current assets                                               2,281
                                                                 ------------
Property and equipment, net of
 accumulated depreciation of $16,415                                    2,484
                                                                 ------------
     Total assets                                                $      4,765
                                                                 ============

Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
   Accounts payable                                              $     23,258

Long-term related party notes payable                                  15,688
                                                                 ------------
     Total liabilities                                                 38,946
                                                                 ------------
Stockholders' deficit:
   Preferred stock, $.001 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                                           -
   Common stock $.001 par value,
    20,000,000 shares authorized;
    2,471,150 shares issued and outstanding                             2,471
   Additional paid-in capital                                         240,179
   Accumulated deficit                                               (276,831)
                                                                 ------------
     Total stockholders' deficit                                      (34,181)
                                                                 ------------
     Total liabilities and stockholders' deficit                 $      4,765
                                                                 ============


See accompanying notes to financial statements.

Viking Systems, Inc.
Statement of Operations
(Unaudited)

                                         Three Months Ended
                                              March 31,
                                          2002          2001
                                       ---------     ----------
Revenue                                $   5,282     $      412

Selling, general and
 administrative expenses                   5,953         16,594
                                       ---------     ----------
Net loss                               $    (671)    $  (16,182)
                                       =========     ==========
Net loss per common share
 - basic and diluted                   $   (0.00)    $    (0.01)
                                       =========     ==========
Weighted average common
 shares - basic and
 diluted                               2,471,150      1,367,948
                                       =========     ==========





See accompanying notes to financial statements.

Viking Systems, Inc.
Statement of Cash Flows
(Unaudited)
                                         Three Months Ended
                                              March 31,
                                          2002         2001
                                       ---------     ---------
Cash flows from
 operating activities:
 Net loss                              $    (671)    $ (16,182)
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
   Depreciation expense                      770         1,553
 Decrease (increase) in:
   Accounts receivable                      (425)        6,152
   Prepaid expense                           461          (221)
 Increase (decrease) in:
   Cash overdraft                              -        (2,630)
   Accounts payable                       (3,866)      (20,201)
                                       ---------     ---------
     Net cash used in
      operating activities                (3,731)      (31,529)
                                       ---------     ---------
Cash flows from
 investing activities -
 property and equipment purchases              -          (129)
                                       ---------     ---------
Cash flows from
 financing activities -
 Advances from related parties             3,000         2,000
 Issuance of common stock                      -        35,000
                                       ---------     ---------
     Net cash provided by
        financing activities               3,000        37,000
                                       ---------     ---------
     Net increase (decrease)
      in cash                               (731)        5,342

Cash, beginning of period                  1,216             -
                                       ---------     ---------
Cash, end of period                    $     485     $   5,342
                                       =========     =========

Supplemental Cash Flow Information:

 - No amounts were paid for interest or income taxes during the three months ended March 31, 2002 and 2001.



See accompanying notes to financial statements.

Viking Systems, Inc.
Notes to Financial Statements

1.  Summary of Significant Accounting Policies
The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-SB filed with the Securities and Exchange Commission. The current interim period reported herein should be read in conjunction with the Company's Form 10-SB subject to independent audit at the end of the year.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

The computation of diluted earnings per share is based on weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and/or warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

2.  Going Concern
The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the periods ended March 31, 2002 and 2001, the Company has incurred losses and net cash outflows from operating activities. The Company also has negative working capital at March 31, 2002, which raises doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include sale of the Company's stock, profitable operations, external debt, or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or our Board of Directors; (c) statements about our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations

General
-------
Until January 2001, our revenues have been generated primarily by our Linux training programs and sales of training materials. During fiscal year 2001, no training classes were scheduled, and our revenues were generated primarily through consulting services and system and networking setups, website designing and web hosting. Our revenues decreased because of a change in our business strategy and the resulting decrease in training revenues as we make the transition to our new products. We expect our general and administrative expenses will exceed our revenues for the next six to twelve months as we continue to develop our new products and attempt to bring the new products to market, although we intend to keep such expenses to a minimum during this period.

Three Month Period Ended March 31, 2001 compared to 2000
--------------------------------------------------------
Revenues and General and Administrative Expenses. For the three month period ended March 31, 2002, our revenues were $5,282 with general and administrative cost of $5,953, for a net loss of $671. For the three month period ended March 31, 2001, our revenues were $412 with general and administrative expenses of $16,594, for a net loss of $16,182. The loss per share (basic and diluted)for period ended March 31, 2002 was $0.00 based on a weighted average common shares of 2,471,150, compared to a loss $0.01 per share (basic and diluted) based on a weighted average common shares of 1,367,948 for the same period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, we had a working capital deficit of $20,977, based on current assets of $2,281, consisting of $485 in cash, $1,555 in accounts receivable and $241 in prepaid expenses. Our current liabilities consist of accounts payable of $23,258. The source of our liquidity has primarily been the issuance of common stock and loans from related parties.

Net cash used in operating activities for the period ending March 31, 2002 was $3,731, compared to $31,529 used during the comparable period in 2001. Net cash used in investing activities was $0 for the period ending March 31, 2002, compared to $129 during the comparable period in 2001. Net cash provided by financing activities for the period ending March 31, 2002 was $3,000, consisting of an advance from a related party, compared to $37,000 for the same period in 2001, consisting of a $2,000 advance from a related party and $35,000 received from the issuance of common stock.

Because we had an accumulated deficit of $276,831 at March 31, 2002, have a working capital deficit and limited internal financial resources, the report of our auditor at December 31, 2001 contains a going concern modification as to our ability to continue. During 2001, we began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt.

In 2002, we are aware of our ongoing cash requirements and have implemented a cash flow plan, including continued limiting of general and administrative expenses. Additionally, we have developed an overall strategy and certain financing options to meet our ongoing need for the next twelve months. We intend to continue to raise operating capital through debt financing from certain current shareholders and also through the sale of additional common stock. We expect to be able to raise sufficient funds through the above means to finance operations for the next twelve months, however we have no specific commitments for loans or for the purchase of any securities at the date of this filing.


We propose to finance our needs for additional working capital through some combination of debt and equity financing. Given our current financial condition, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to us would be the private sale of our securities. There can be no assurance that we will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to us.

                         PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 6, 2002                   /S/Dennis Blomquist, President
                                      Chief Executive Officer and
                                      Principal Accounting Officer)