Form 10QSB
period 2002-06-30
VIKING SYSTEMS INC
filed 2002-08-19
CIK 1065754

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 2002


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

(1) Yes X   No       (2) Yes X   No
       ---    ---           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                         2,471,150
-----------------------------                  ----------------------------
     Title of Class                            Number of Shares Outstanding
                                               as of June 30, 2002

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

Viking Systems, Inc.
Balance Sheet
(Unaudited)

                                                                June 30,
                                                                  2002
                                                              ------------
Assets

Current assets:
 Cash                                                        $         637
 Accounts receivable                                                   860
 Prepaid expenses                                                      241
                                                              ------------
   Total current assets                                              1,738
                                                              ------------
Property and equipment, net of accumulated
 depreciation of $17,185                                             1,714
                                                              ------------
   Total assets                                              $       3,452
                                                              ============



Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable                                            $      30,410

Long-term related party notes payable                               17,813
                                                              ------------
   Total liabilities                                                48,223
                                                              ------------
Stockholders' deficit:
 Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                           -
 Common stock $.001 par value, 20,000,000 shares
  authorized; 2,471,150 shares issued and outstanding                2,471
 Additional paid-in capital                                        240,179
 Accumulated deficit                                              (287,421)
                                                              ------------
   Total stockholders' deficit                                     (44,771)
                                                              ------------
Total liabilities and stockholders' deficit                  $       3,452
                                                              ============






See accompanying notes to financial statements.

Viking Systems, Inc.
Statement of Operations
(Unaudited)

                                              June 30,
                          Three Months Ended           Six Months Ended
                          2002          2001          2002          2001
                       -----------   -----------   -----------   -----------
Revenue               $      4,527  $      5,232  $      9,809  $      5,644

General and
 administrative
 expense                    15,117        22,954        21,070        39,548
                       -----------   -----------   -----------   -----------
Net loss              $    (10,590) $    (17,722) $    (11,261) $    (33,904)
                       ===========   ===========   ===========   ===========
Net loss per common
 share -  basic and
 diluted              $      (0.00) $      (0.01) $      (0.00) $      (0.02)
                       ===========   ===========   ===========   ===========
Weighted average
 common shares -
 basic and diluted       2,471,150     1,917,178     2,471,150     1,917,178
                       ===========   ===========   ===========   ===========












See accompanying notes to financial statements.

Viking Systems, Inc.
Statement of Cash Flows
(Unaudited)



                                                     Six Months Ended
                                                          June 30,
                                                    2002            2001
                                                ------------    ------------
Cash flows from operating activities:
 Net loss                                      $     (11,261)  $     (33,904)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation expense                                 1,540           3,085
 Decrease (increase) in:
  Accounts receivable                                    270           6,246
  Prepaid expense                                        461            (221)
 Increase (decrease) in:
  Cash overdraft                                           -          (2,630)
  Accounts payable                                     3,286          (9,016)
                                                ------------    ------------
   Net cash used in
    operating activities                              (5,704)        (36,440)
                                                ------------    ------------
Cash flows from investing activities -
 property and equipment purchases                          -            (129)
                                                ------------    ------------
Cash flows from financing activities -
 Advances from related parties                         5,125           2,000
 Issuance of common stock                                  -          35,000
                                                ------------    ------------
   Net cash provided by
    financing activities                               5,125          37,000
                                                ------------    ------------
Net (decrease) increase in cash                         (579)            431

Cash, beginning of period                              1,216               -
                                                ------------    ------------
Cash, end of period                            $         637   $         431
                                                ============    ============
Supplemental Cash Flow Information:

No amounts were paid for interest or income taxes during the six months ended June 30, 2002 and 2001.

During the quarter ended June30, 2001, the Company issued 765,000 shares of stock to retire related party debt of $76,500.






See accompanying notes to financial statements.

Viking Systems, Inc.
Notes to Financial Statements
June 30, 2002

1.Summary of Significant Accounting Policies
The unaudited financial statements included herein were prepared from the records of the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-SB filed with the Securities and Exchange Commission. The current interim period reported herein should be read in conjunction with the Company's Form 10-SB subject to independent audit at the end of the year.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Use of Estimates in the Preparation of Financial Statements -
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Equivalent Share -
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

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

2. Going Concern
The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the periods ended June 30, 2002 and 2001, the Company has incurred losses and net cash outflows from operating activities. The Company also has negative working capital and a stockholders' deficit at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

General
-------
From January 2001 until now, our revenues have been generated primarily by our Linux training programs and sales of training materials. During fiscal year 2001, no training classes were scheduled, and our revenues were generated primarily through consulting services and system and networking setups, website designing and web hosting. Our revenues decreased because of a change in our business strategy and the resulting decrease in training revenues as we make the transition to our new products. We expect our general and administrative expenses will exceed our revenues for the next six to twelve months as we continue to develop our new products and attempt to bring the new products to market, although we intend to keep such expenses to a minimum during this period.

Three and Six Month Periods Ended June 30, 2002 compared to 2001
----------------------------------------------------------------
Revenues and General and Administrative Expenses. For the three and six month periods ended June 30, 2002, our revenues were $4,527 and $9,809, respectively, with general and administrative cost of $15,117 and $21,070, for a net losses of $10,590 and $11,261, respectively. For the three and six month periods ended June 30, 2001, our revenues were $5,232 and $5,644, respectively, with general and administrative expenses of $22,954 and $39,548, for a net losses of $17,722 and $33,904, respectively. The losses per share (basic and diluted)for periods ended June 30 was $0.00 based on a weighted average common shares of 2,471,150, compared to losses $0.01 and $0.02 per share (basic and diluted), respectively, based on a weighted average common shares of 1,917,178 for the same periods ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------
At June 30, 2002, we had a working capital deficit of $28,672, based on current assets of $1,738, consisting of $637 in cash, $860 in accounts receivable and $241 in prepaid expenses. Our current liabilities consist of accounts payable of $30,410. We also have a total of $17,813 in long term related party notes payable. The source of our liquidity has primarily been the issuance of common stock and loans from related parties.

Net cash used in operating activities for the six months ending June 30, 2002 was $5,704, compared to $36,440 used during the comparable period in 2001. Net cash used in investing activities was $0 for the period ending June 30, 2002, compared to $129 during the comparable period in 2001. Net cash provided by financing activities for the period ending June 30, 2002 was $5,125, consisting of advances from a related party, compared to $37,000 for the same period in 2001, consisting of a $2,000 advance from a related party and $35,000 received from the issuance of common stock.

Because we had an accumulated deficit of $287,421 at June 30, 2002, have a working capital deficit and limited internal financial resources, our financial statements at June 30, 2002 contain a going concern modification as to our ability to continue. During 2001, we began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt.

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

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 19, 2002                /S/Dennis Blomquist, President
                                      Chief Executive Officer and
                                      Chief Accounting Officer)