Form 10QSB
period 2002-09-30
VIKING SYSTEMS INC
filed 2004-01-12
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636


                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

                  Nevada                                 86-0913802
       -------------------------------               -------------------
       (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization                identification No.)

               7514 Girard Ave, Suite 1509, La Jolla, CA 92037
               ---- ------ ---- ----- ----- -- ------ -- -----
                   (Address of principal executive offices)

       Registrant's telephone no., including area code: (858) 456-6608

                          2501 Dunlap Avenue, Suite 102
                                   Phoenix, AZ
                            Telephone (602) 678-5544
                                       and
                      4131 North 24th Street, Suite C-202
                                Phoenix, AZ 85016
                            Telephone (602) 288-7247
              Former name, former address, and former fiscal year,
                          if changed since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: $.001
                             Par Value Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes__ No X (2) Yes X No____.

Common Stock outstanding at January 8, 2004 - 6,249,650 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              VIKING SYSTEMS, INC.

                    For the Quarter ended September 30, 2002

      The following financial statements and schedules of the registrant are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Unaudited Balance Sheet                                            3
            Unaudited Statement of Operations                                  4
            Unaudited Statement of Cash Flows                              5 - 6
            Notes to Condensed Financial Statements                       7 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            21


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1. Legal Proceedings                                                     22
Item 2. Changes in the Rights of the Company's Security Holders               22
Item 3. Defaults by the Company on its Senior Securities                      22
Item 4. Submission of Matters to Vote of Security Holders                     22
Item 5. Other Information                                                     22
Item 6(a).  Exhibits                                                          22
Item 6(b).  Reports on Form 8-K                                               22

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet

                                                              September 30, 2002
--------------------------------------------------------------------------------

         Assets
         ------

Current assets:
  Cash                                                                $     489
  Accounts receivable                                                     2,789
  Prepaid expenses                                                          269
                                                                      ----------

          Total current assets                                            3,547

Property and equipment, net                                                 943
                                                                      ----------

                                                                      $   4,490
                                                                      ----------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                       27,969
  Related party notes payable                                             7,245
                                                                      ----------


          Total current liabilities                                      35,214
                                                                      ----------

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    Authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 20,000,000 shares
    Authorized;  2,656,150 shares issued and outstanding                  2,656
  Additional paid-in capital                                            258,494
  Accumulated deficit                                                  (291,874)
                                                                      ----------


          Total stockholders' deficit:                                  (30,724)
                                                                      ----------

                                                                      $   4,490
                                                                      ----------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Operations

--------------------------------------------------------------------------------


                                     3 Months Ended          9 Months Ended
                                     September 30,            September 30,
                                    2002       2001         2002        2001
                                 (unaudited)(unaudited)  (unaudited) (unaudited)
                                 -----------------------------------------------


Revenue                          $   13,785  $    2,751  $   23,594  $    7,395
                                 -----------------------------------------------



Cost of revenue                       7,459           -       7,459            -

General and administrative
   expenses                          10,779      10,229      31,849      48,989
                                 -----------------------------------------------

Net loss before income taxes         (4,453)     (7,478)    (15,714)    (41,594)

Income tax benefit                        -           -           -           -
                                 -----------------------------------------------

Net loss                         $   (4,453) $   (7,478) $  (15,714) $  (41,594)
                                 -----------------------------------------------

Net loss per common share -
   basic and diluted             $    (0.00) $    (0.00) $    (0.01) $    (0.02)
                                 -----------------------------------------------

Weighted average number of
   common shares - basic and
   diluted                        2,576,864   2,471,150   2,506,518   2,104,551
                                 -----------------------------------------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Cash Flows

                                                 Nine Months Ended September 30,
--------------------------------------------------------------------------------

                                                       2002            2001
                                                   (unaudited)     (unaudited)
                                                   -------------   -------------

Cash flows from operating activities:
  Net loss                                         $    (15,714)   $    (41,594)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and depletion                            2,311           4,628
    Decrease (increase) in:
      Accounts receivable                                (1,659)          6,112
      Prepaid expense                                       433            (227)
    Increase (decrease) in:
      Cash overdraft                                          -          (2,630)
      Accounts payable                                      845          (8,632)
                                                   -----------------------------

          Net cash used in operating activities         (13,784)        (42,343)
                                                   -----------------------------

Cash flows from investing activities:
        Purchase of property and equipment                    -            (128)
                                                   -----------------------------

Cash flows from financing activities:
  Issuance of common stock                                    -          35,000
  Proceeds on related party notes payable                13,057           7,500
                                                   -----------------------------

          Net cash used in
          financing activities                           13,057          42,500
                                                   -----------------------------

          Net change in cash and cash equivalents          (727)             29

Cash and cash equivalents at beginning of period          1,216               -
                                                   -----------------------------

Cash and cash equivalents at end of period         $        489     $        29
                                                   -----------------------------


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                     (Continued)
--------------------------------------------------------------------------------

Supplemental cash flow information:

      During the nine months ended September 30, 2002 the Company issued 185,000 shares of common stock to retire related party notes payable of $18,500.

      No amounts were paid for interest or income taxes during the period ended September 30, 2002 and 2001.


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                              September 30, 2002
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary      Viking  Systems,  Inc.,  (the  Company)  was organized  as a
   of Significant   corporation  in  the state of Nevada on  May 28,  1998,  for
   Accounting       the  purpose of  providing  training and  curriculum for the
   Policies         information  technology  industry.  During 2001  the Company changed its business focus to the development of software applications, hardware sales and leasing, and training and support.

                    Concentration of Credit Risk
                    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. When necessary, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                    Cash and Cash Equivalents
                    The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                    Property and Equipment
                    Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the equipment. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------


1. Organization     Income Taxes
   and Summary Deferred income taxes are provided, in amounts sufficient of Significant to give effect to timing differences between financial and
   Accounting       tax reporting.
   Policies
   (Continued)      Use of Estimates in the Preparation of Financial Statements
                    The  preparation of financial  statements in conformity with accounting  principles  generally  accepted  in  the  United
                    States of America requires  management to make estimates and assumptions  that affect the reported  amounts of assets and
                    liabilities   and   disclosure  of  contingent   assets  and
                    liabilities at the date of the financial  statements and the
                    reported   amounts  of  revenues  and  expenses  during  the
                    reporting period. Actual results could differ from those estimates.

                    Earnings Per Common and Common Equivalent Share
                    The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

                    The computation of diluted earnings per common share is based on weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and/or warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------


2. Going            The  financial statements  do  not include  any  adjustments
   Concern          that might  be necessary  should the  Company be  unable  to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include continued contributions of services by officers of the Company, loans from officers, sale of the Company's stock, profitable operations, external debt, or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

3. Subsequent       In  October  2002,  the Company agreed to  convert $2,000 of
   Events           related  party  notes  payable  to  20,000  shares of common stock.

                    On December 31, 2002, the Company's management and board of directors decided to discontinue current operations due to the Company's insufficient cash flows to support operations.

                    In December 2002, the Company issued 15,000 shares of common stock in satisfaction of services received totaling $1,500.

                    In August 2003, the Company agreed to convert $1,000 of related party notes payable to 10,000 shares of common stock. In addition, subsequent to year end, the Company obtained an additional $1,600 in related party notes payable that it converted to 16,000 shares of common stock.

                    In October 2003, the Company issued 47,500 shares of common stock in satisfaction of services received totaling $4,250 incurred in 2003 as well as another note payable from a related party in the amount of $500.

                    In November 2003, the Company entered into stock purchase agreements with an individual and a company whereby they have agreed to purchase 3,450,000 shares of common stock at a purchase price of $69,000.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

3. Subsequent       In December  2003, the Company agreed  to convert $3,000  of
   Events           related  party  notes  payable  to 30,000  shares  of common
   (Continued)      stock.

                    In December 2003, the Company entered into an asset purchase agreement where the Company will acquire certain operating assets from a company for the following considerations: (i) cash in the amount not to exceed $400,000; (ii) the issuance of approximately 3,054,000 shares of common stock; and (iii) the assumption of certain liabilities.

                    In December 2003, the Company granted an individual the option to purchase 5,000,000 shares of the Company's Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 4 shares of common stock. Each share of Series A Preferred Stock will have four votes.

                    In order to have sufficient number of shares of common stock authorized for issuance at conversion of the Series A
                    Preferred Stock and to allow for future financing transactions, the board of directors intend to seek shareholder consent to amend the Company's Articles of Incorporation to increase the number of shares of common stock and the number of shares of preferred stock, authorized.

4. Unaudited        The unaudited  financial  statements  include  the  accounts
   Financial        of  the Company  and include all  adjustments (consisting of
   Statements       normal  recurring  items),  which  are,  in  the  opinion of
                    management,   necessary  to  present  fairly  the  financial
                    position as of September 30, 2002 and the results of operations for the quarter and nine months ended September
                    30, 2002 and 2001 and cash flows for the nine  months  ended
                    September 30, 2002 and 2001. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------


5. Basis of         The accompanying  unaudited financial  statements have  been
   Presentation     prepared by management in  accordance with the  instructions
                    in  Form   10-QSB  and,   therefore,   do  not  include  all
                    information and footnotes required by accounting  principles generally  accepted  in the  United  States of  America  and should, therefore, be read in conjunction with the Company's
                    Form  10-KSB,   filed  with  the   Securities  and  Exchange
                    Commission. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.


--------------------------------------------------------------------------------

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," and "our" refer to Viking Systems, Inc.

General

     Viking was incorporated in Nevada on May 28, 1998. We have recently changed our business plan and our management. Our previous business operations had been limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or (iii) in earnings. Because of a lack of funds, we were unable to fund the costs of complying with our filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, our Board of Directors, as then constituted, considered and approved a proposal from a third party relating to a change of Viking's business plan and an infusion of capital. A new Board of Directors and new officers have been appointed, a limited amount of capital has been raised and a commitment for additional capital has been obtained. Our new Board of Directors has adopted a new business plan which calls for Viking to engage in the medical device market. Our plan is to complete a series of acquisitions in the medical device market, initially focusing on companies with vision, optics, laser, sensor and other medical technology.

     On December 22, 2003, we entered into an Asset Purchase Agreement for our first acquisition. See "Acquisition Agreement with Vista Medical Technologies, Inc.".

     As a result of the recent changes in our business plan, the termination of our previous operations, and the issuance of additional shares of our common stock, the financial statements and other financial information contained herein do not provide meaningful information as to our future operations and financial position.

Change of Management

     As a result of our change of business plan, new directors and officers have been appointed. Our current Board of Directors and executive officers are as follows:

      Thomas B. Marsh         President/CEO/Secretary/Chairman  of  the  Board
                              of Directors
      Dennis Blomquist*       Chief Financial Officer/Director
      Daniel F. Crowley       Director

     Mr. Blomquist was President and a Director of Viking prior to the change of our business plan. His biographical information is contained in the reports we have previously filed with the Securities and Exchange Commission. Information about Mr. Marsh and Mr. Crawley is as follows:

     Thomas B. Marsh. Mr. Marsh, age 50, was appointed President and Director of Viking in November 2003. He has also served as secretary, treasurer and a director of PurchaseSoft, Inc. since August 5th, 2002. Mr. Marsh is a Partner and co-founder of Marsh+Flagg. Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart Germany. Prior to PurchaseSoft and Marsh+Flagg, Marsh was COO at Co-Mack Technology, CEO of Emark Corporation and President of Spectrum Companies International. Marsh attended Williams College with a major in economics.

       Daniel F Crowley. Mr. Crowley, age 54, has been a private investor and business consultant since 2002. Mr. Crowley is a principal in and co-founder of Spectrum Partners LLC, a business strategy and development advisory firm, specializing in the transportation and logistics industry, with offices in Scottsdale, Arizona. Prior to Spectrum Partners LLC, Mr. Crowley was Executive VP & CFO at BAX Global from 1998 through 2002. Previous positions include senior management positions with Frito-Lay International, and Grand Metropolitan PLC companies including The Pillsbury Company and Pearle Vision. Mr. Crowley has a CPA from the State of New York, a MBA in Finance from Columbia University Graduate School of Business, and a BA from Columbia College.

Change of Voting Control

     Prior to November 24, 2003, there were 2,528,500 shares of Viking common stock issued and outstanding. On November 24, 2003, Viking entered into Stock Purchase Agreements with Donald E. Tucker and Troika Capital Investment. Pursuant to the Stock Purchase Agreement with Mr. Tucker, Viking sold 3,200,000 shares of our common stock to Mr. Tucker for $64,000 or $.02 per share. Pursuant to the Stock Purchase Agreement with Troika Capital Investment, Viking sold 250,000 shares of our common stock to Troika Capital for $5,000 or $.02 per share. Mr. Tucker owns 3,200,000 or 53.5 per cent of the shares of common stock issued. He also has been granted an option to purchase 5,000,000 shares of our Series A Preferred Stock. Troika Capital Investments is an affiliate of Mark A. Scharmann. Troika Capital Investments and its affiliates owns 530,000 or 8.9 per cent of the shares of common stock issued.

     Information about Donald E. Tucker is as follows:

     Donald E. Tucker. Donald E. Tucker, age 49, is a Senior Partner with one of the world's largest consulting and technology company and has over 24 years of consulting experience across a number of industry segments. He has held several management and leadership positions during his career and currently has global responsibility for the Medical Technology, Diagnostics and Devices industry segment, as well as the west coast biotech/pharmaceutical market. He has primary responsibility for establishing global market and operational leadership in these industry segments and is an advisor to a number of associations in the life sciences industry. Mr. Tucker has experience and has been involved in the strategy, planning and implementation of large-scale complex change programs with extensive experience in new product development, supply chain management and commercial operations. He has served numerous Fortune 100 companies in planning and executing global mergers, consolidating operations and implementing new strategic capabilities. He has worked extensively throughout the America's and Europe. From 1997 to 2000, Mr. Tucker led the development and operations of a west coast Business Launch Center, where over 16 new technology-centric businesses were formed, funded and launched. Mr. Tucker graduated Magna Cum Laude with a BS degree in business management from Northern Michigan University.

Series A Convertible Preferred Stock

     Donald E. Tucker has provided us with funds to be used to pay professional fees related to various corporate filings and to pay for other corporate expenses. In exchange for such funds, we issued Mr. Tucker 3,200,000 shares of our common stock at a price of $.02 per share. In order to fund the cash portion of the purchase price of the assets we are purchasing from Vista, we need to raise an additional $400,000. We have requested that Mr. Tucker purchase additional shares of our capital stock in the amount of $400,000 to provide us with the funds necessary to make such cash payment. Mr. Tucker has agreed to make such additional investment in Viking on the same terms and conditions as his initial purchase of 3,200,000 shares of our common stock.

     We do not currently have sufficient shares of common stock authorized for issuance to Mr. Tucker to fund the $400,000 requirement of the acquisition of assets. We do have 5,000,000 shares of preferred stock authorized which may be designated in one or more series with such characteristics as determined appropriate by our board of directors. Our board of directors has determined that it is in the best interests of Viking and its shareholders to designate and establish a Series A Preferred Stock. We have granted Mr. Tucker an option to purchase 5,000,000 shares of our Series A Preferred Stock. The Series A
Preferred Stock consists of 5,000,000 shares of Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of our common stock the basis of one share of Series A Preferred Stock convertible into 4 shares of common stock. Each share of Series A Preferred Stock has four votes in all matters submitted to shareholders for a vote. Dividends do not accrue on the Series A Preferred Stock.

     In order to have a sufficient number of shares of common stock authorized for issuance in conversion of the Series A Preferred Stock, and for use in future financing transactions, we intend to seek shareholder consent to amend our Articles of Incorporation to increase the number of shares of our common stock, and the number of shares of preferred stock, authorized.

Acquisition Agreement with Vista Medical Technologies, Inc.

     On December  22, 2003,  Viking  entered  into an Asset  Purchase  Agreement
("Purchase Agreement") with Vista Medical Technologies, Inc. ("Vista"), a Delaware corporation. Pursuant to the Purchase Agreement, Viking agreed to purchase, subject to the terms and conditions of the Purchase Agreement, certain assets used by Vista in its medical device and technology business (the "Medical Technology Business"). In addition to the purchase of assets from Vista, Viking will, at the closing of the acquisition, enter into a "License Agreement" with Vista whereby Viking will have the exclusive, worldwide license to commercialize certain intellectual property owned by Vista which is used in the Medical Technology Business. The closing of the Purchase Agreement is subject to several conditions, including but not limited to, approval by Vista's stockholders and accordingly, there can be no assurance that the agreed upon acquisition will be completed. If all conditions of the Purchase Agreement are fulfilled or waived, we anticipate that the Purchase Agreement will close at the end of February or the first part of March 2004.

     Description of Business. We have agreed to purchase assets and licenses technologies from Vista that will, upon closing, allow us to operate the Medical Technology Business. We intend, through our operations of the Medical Technology Business, to develop, manufacture and market products which provide surgeons and interventional physicians performing complex minimally invasive procedures with a more effective, ergonomic method of visualization of anatomical structures. Our products will involve 3-D Visualization which is generally regarded as a critical enabler to the broader adoption of complex minimally invasive procedures in numerous clinical specialties.

     We anticipate that our principal product line related to the Medical Technology Business will be the Endosite Advanced Visualization and Information System for general surgery, which combines a stereo head mounted display with 3-D video cameras to provide critical visual information during complex minimally invasive procedures, combined with the real-time ability to view new additional information in a voice-controlled, picture-in-picture format to facilitate decision-making. The Vista head mounted display, incorporating picture-in-picture capability and voice control, is designed to give the surgeon ergonomic real-time access to such critical information, integrated with the anatomical images generated by the endoscopic camera systems.

     All necessary 510(k) clearances and CE marks which are required to market the components of the EndoSite System have been received.

     General Terms of the Purchase Agreement. The Purchase Agreement provides that Viking will acquire from Vista, the assets relating to the Medical Technology Business for the following considerations: (i) cash in an amount not exceeding $400,000; (ii) the issuance of approximately 3,054,000 shares of our common stock to Vista; and (iii) the assumption of certain liabilities relating to the Medical Technology Business and the assets purchased. The closing of the purchase is subject to several conditions including the approval of the transaction by the stockholders of Vista. Vista anticipates that it will hold a Special Meeting of Stockholders during the last week of February to consider and vote upon the sale of assets pursuant to the Purchase Agreement.

     The acquisition agreement contains customary representations and warranties relating to each company's corporate status, corporate authority to complete the acquisition, capital structure and corporate conduct prior to the closing. Each company provided corporate documentation to the other for due diligence purposes. Also, Vista agreed to conduct its business in the normal course, and not to sell, pledge, or assign any assets, amend its articles of incorporation or bylaws prior to the closing of the transaction.

     Currently 27 employees of Vista are employed in the Medical Technology Business. One of these employees will retain employment with Vista and we will offer the remaining employees employment in our operation of the Medical Technology Business.

     We have agreed to appoint John Lyons, the CEO of Vista, to our board of directors at the time of the closing of the purchase transaction.

     License Agreement. In addition to the assets we are purchasing from Vista, we are also licensing certain "Intellectual Property" from Vista. The Intellectual Property we are licensing includes any and all patents, patent registrations, patent applications, data rights, utility models, business processes, trademarks, trade secrets, know how, trade names, registered or unregistered designs, mask works, copyrights, moral rights and any other form of proprietary protection afforded by law to intellectual property, or any applications therefore, which arises or is enforceable under the laws of the United States, any other jurisdiction or any bi-lateral or multi-lateral treaty regime which relate to the Medical Technology Business.

     The License Agreement, which will be effective on the date of closing of Purchase Agreement, requires us to pay a royalty of 5% of gross revenues (as defined in the License Agreement) for certain product sales transactions and 10% of gross revenues for other product sales transactions. The License Agreement grants us the worldwide, exclusive license to use the Intellectual Property to manufacture, market, sublicense or otherwise commercialize products using the technology included in the Intellectual Property. The License Agreement provides for minimum annual royalties ranging from $175,000 to $375,000 per year.

     The royalties agreed to in the License Agreement are to be paid until the earlier of the date on which we have paid Vista an aggregate of Four Million Five Hundred Thousand Dollars ($4,500,000) or the fifth anniversary of effective date of the License Agreement. ("Total Royalty"). If we pay Vista the Total Royalty, Vista is required to assign and transfer to us all of Vista's rights, title and interests in and to the Intellectual Property for no additional consideration.

     If we fail to pay the required minimum royalties are otherwise breach the License Agreement, Vista may terminate the license.

     Consideration for the Acquisition. The consideration we are to pay Vista pursuant to the Purchase Agreement was negotiated at "arms length" and our management relied on representations made by Vista's management and other documents and information provided to us. Our management considered factors used in similar proposals to determine the amount of consideration appropriate for the acquisition of the assets. These factors included the relative value of the assets, the present and past operations of the Medical Technology Business, the future potential of the Medical Technology Business, the continued employment of employees of the Medical Technology Business, and the potential benefit of the transaction to the stockholders of Viking.

     Our board of directors determined that the terms of the Purchase Agreement and License Agreement are reasonable based upon the above factors. Our board did not seek a third party fairness opinion or any valuation or appraisal of the terms of the transaction. Thus, our stockholders will not have the benefit of a third party opinion that the terms of the Purchase Agreement and License Agreement are fair from a financial point of view. In order to fund the cash portion of the purchase price of the assets, we will sell 5,000,000 shares of our Series A Convertible Preferred Stock to Donald Tucker for $400,000.

Liquidity and Capital Resources

     As of September 30, 2002, we had total assets of $4,490, of which $489 was cash. As of September 30, 2002, we had liabilities of $35,214. As of December 31, 2001, we had total assets of $6,302 and liabilities of $39,812. The limited operations we conducted during the quarter ended September 30, 2002 have been discontinued as described elsewhere in this Form 10-QSB.

     The auditor's report on our December 31, 2001 financial statements included a going concern qualification.

Results of Operations

     We had total revenues of $13,785 for the three months ended September 30, 2002 compared to $2,751 of revenues for the three months ended September 30, 2001. Our cost of revenue was $7,459 for the three month period ended September 30, 2002 and -0- for the three month period ended September 30, 2001. We had general and administrative costs of $10,779 for the three months ended September 30, 2002 compared to $10,229 for the three months ended September 30, 2001. We had a net loss of $4,453 for the three months ended September 30, 2002 compared to a net loss of $7,478 for the three months ended September 30, 2001.

     We had total revenues of $23,594 for the nine months ended September 30, 2002 compared to $7,395 of revenues for the nine months ended September 30, 2001. Our cost of revenue was $7,459 for the nine month period ended September 30, 2002 and -0- for the nine month period ended September 30, 2001. We had general and administrative costs of $31,849 for the nine months ended September 30, 2002 compared to $48,989 for the nine months ended September 30, 2001. We had a net loss of $15,714 for the nine months ended September 30, 2002 compared to a net loss of $41,594 for the nine months ended September 30, 2001.

     We discontinued all of the operations that generated the revenues and expenses during the three month and nine month period ended September 30, 2002, during December 2002.

Forward Outlook and Risks

     This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

     No Assurance the Vista Transaction Will Be Consummated. Although we have entered into an agreement to acquire assets from Vista as described elsewhere in this Form 10-QSB, the proposed transaction is subject to a number of conditions. There can be no assurance that these conditions will be fulfilled or that the proposed acquisition will be consummated. No person should invest in the Company in reliance that such proposed acquisition will be completed.

     Operating History; No Assets; No Present Source of Revenues. We have been inactive since 2002. We intend to attempt to commence active operations in the future by acquiring assets from Vista and by acquiring other operations.
Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and have had limited revenues since our formation. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of the acquisition of the assets from Vista or some other operation.

     Possibility of Total Loss of Investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

     Additional Financing Requirements. We will likely be required to seek additional financing in order to fund our operations and carry out our business plan. We anticipate that cash necessary to complete the acquisition of assets from Vista will be obtained through the sale of our securities to Donald E. Tucker. However, in order to fund our operations and effect additional acquisitions, we will be required to obtained additional capital. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

     No public market for Securities. There is no public market for our common stock and we can give no assurance that an active market will develop, or if developed, that it will be sustained. It is unlikely that any market will develop prior to the consummation of the Acquisition. Even if the Acquisition is completed, there can be no assurance that a trading market for our securities will ever develop.

     Auditor's Opinion has a Going Concern Qualification. Our auditor's report dated March 25, 2002 for the year ended December 31, 2001 included a going concern qualification which stated that our significant operating losses raise substantial doubt about its ability to continue as a going concern.

     No Appraisal of Vista Assets. We did not obtain an independent appraisal or valuation of the assets and operations we intend to acquire from Vista.

     We do not anticipate paying any dividends and any gains from your investment in our stock will have to come from increases in the price of such stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Medical Operations Risks

     We intend to acquire assets and operations from Vista as described above. We also intend to attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry will subject us to various risks which include, but are not limited, to the following:

     We Will Operate in a Competitive Market. The market for medical products and services is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

     If We Fail to Retain Key Personnel and Hire, Train and Retain Additional Qualified and Experienced Employees, We May Not Be Able to Compete Effectively. If the Vista asset purchase transaction is completed, we will hire substantially all of the employees involved in Vista's Medical Technology Business. Our future success will depend to a large extent on retaining such employees and recruiting sufficient qualified employees to fill vacancies created by attrition or expansion of our operations. There is likely to be a competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.

     We Will Be Subject To Significant Domestic and International Regulation and May Not Be Able To Obtain Necessary Regulatory Clearances to Sell Our Products. We intend to sell medical devices. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States.

     We Expect to Encounter Rapid Technological Change and Significant Competition. The medical device market in which we intend to compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery.

     Our Profitability in the Visualization Technology Business to be Acquired From Vista is Directly Related to the Level Of Reimbursements for Surgical Procedures Using the Offered Products. If the Vista asset purchase transaction is approved, we intend to market the products now marketed by Vista in its Medical Technology Business. Our profitability will be directly related to the level of payments for the surgical procedures, in which our products will be involved, either by Medicare or private insurance companies. We could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used. It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

     We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a pre-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

     If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. We cannot assure you that these financing systems will endorse the use of our products.

     We May Be Subject To Product Liability Claims And Have Limited Insurance Coverage. By engaging in the medical devices business, we will face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We will need to attempt to obtain adequate product liability insurance coverage. If we are able to obtain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date this report was signed, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended September 30, 2002.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  We are not a party to any legal proceeding.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2002 or from that date through December 31, 2003.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1  Certification  by the Chief Executive  Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002. Form 8-K's were filed by the Company on December 16, 2003 and December 24, 2003.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 8, 2004              VIKING SYSTEMS, INC.

                                  By  /s/ Thomas B. Marsh
                                      Chief Executive Officer, President

                                  By  /s/ Dennis Blomquist
                                      Chief Financial Officer