Form 10QSB
period 2003-03-31
VIKING SYSTEMS INC
filed 2004-01-12
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636


                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

                Nevada                                   86-0913802
     -------------------------------                 --------------------
     (State or other jurisdiction of                 (I.R.S.employer
      incorporation or organization                   identification No.)

                 7514 Girard Ave, Suite 1509, La Jolla, CA 92037
                    (Address of principal executive offices)

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes ____ No X (2) Yes X No ___.

Common Stock outstanding at January 8, 2004 - 6,249,650 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                             VIKING SYSTEMS, INC.

                     For the Quarter ended March 31, 2003

      The following financial statements and schedules of the registrant are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Unaudited Balance Sheet                                            3
            Unaudited Statement of Operations                                  4
            Unaudited Statement of Cash Flows                              5 - 6
            Notes to Condensed Financial Statements                       7 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Controls and Procedures, Evaluation of Disclosure Controls
        and Procedures                                                        21


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 21
Item 5.     Other Information                                                 22
Item 6(a).  Exhibits                                                          22
Item 6(b).  Reports on Form 8-K                                               22

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet

                                                                  March 31, 2003
--------------------------------------------------------------------------------

         Assets

Current assets:
  Cash                                                               $      80
  Assets from discontinued operations                                      466
                                                                ---------------

          Total current assets                                             546

Property and equipment, net                                                  -
                                                                ---------------

                                                                     $     546
                                                                ===============

-------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
  Liabilities from discontinued operations                           $  28,661
                                                                ---------------

Commitments and contingencies                                                -

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             -
  Common stock, $.001 par value, 25,000,000 shares
    authorized;  2,691,150 shares issued and outstanding                 2,691
  Additional paid-in capital                                           261,959
  Accumulated deficit                                                 (292,765)
                                                                ---------------


          Total stockholders' deficit                                  (28,115)
                                                                ---------------

                                                                     $     546
                                                                ---------------


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Operations

--------------------------------------------------------------------------------


                                                     3 Months Ended March 31,
                                                       2003            2002
                                                    (Unaudited)    (Unaudited)
                                                   -----------------------------

Net loss from discontinued operations               $    (3,718)    $      (671)
                                                   -----------------------------

Net loss per common share -
   basic and diluted                                $     (0.00)    $     (0.00)
                                                   -----------------------------

Weighted average number of common shares -
  basic and diluted                                    2,691,150      2,471,150
                                                   -----------------------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Cash Flows

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                        2003           2002
                                                     (unaudited)    (unaudited)
                                                    -------------  -------------

Cash flows from operating activities:
  Net loss                                          $     (3,718)  $       (671)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                       -            770
    Decrease (increase) in:
      Accounts receivable                                    867           (425)
      Prepaid expense                                          -            461
    Increase (decrease) in:
      Accounts payable                                     2,103         (3,866)
                                                    ----------------------------

          Net cash used in operating activities             (748)        (3,731)
                                                    ----------------------------
Cash flows from investing activities:
        Purchase of property and equipment                     -              -
                                                    ----------------------------

Cash flows from financing activities:
  Proceeds on related party notes payable                    470          3,000
                                                    ----------------------------

          Net change in cash and cash equivalents           (278)          (731)

Cash and cash equivalents at beginning of period             358          1,216
                                                    ----------------------------

Cash and cash equivalents at end of period          $         80   $        485
                                                    ============================

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

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                     (Continued)

--------------------------------------------------------------------------------

Supplemental cash flow information:

      No amounts were paid for interest or income taxes during the three months ended March 31, 2003 and 2002.







--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                                  March 31, 2003
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary Viking Systems, Inc., (the Company) was organized as a of Significant corporation in the state of Nevada on May 28, 1998, for
   Accounting       the purpose of  providing  training and  curriculum  for the
   Policies         information  technology industry.  During 2001  the  Company changed its business focus to the development of s oftware applications, hardware sales and leasing, and training and support. As of December 31, 2002, the Company discontinued its current operations. The officers of the Company are in the process of searching for other business opportunities.

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

                    Income Taxes
                    Deferred income taxes are provided, in amounts sufficient to give effect to timing differences between financial and tax reporting.

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

--------------------------------------------------------------------------------
                                       7

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

1. Organization     Earnings Per Common and Common Equivalent Share
   and Summary      The  computation  of  basic  earnings  per  common  share is
   of Significant   computed  using   the  weighted  average  number  of  common
   Accounting       shares  outstanding  during  the  year. The  computation  of
   Policies         diluted  earnings  per  common  share  is based  on weighted
   (Continued)      average  number of shares  outstanding  during the year plus common stock equivalents which would arise from the exercise of stock options and/or warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

                    Reclassifications
                    Certain reclassifications have been made to the March 31, 2002 financial statements to conform to the March 31, 2003 financial statement presentation.

2. Going            The  accompanying  financial  statements  have been prepared
   Concern          under the  assumption  that the Company  will  continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2003 and 2002, the Company has incurred losses and net cash outflows from discontinued operating activities and, the Company currently does not have any operations. The Company also has negative working capital and a stockholders' deficit as of March 31, 2003.
                    These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
                                       8

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

3. Discontinued     On  December 31, 2002,  the  Company's management  and board
   Operations       of directors decided to discontinue  current  operations due
                    to  the  Company's   insufficient   cash  flows  to  support
                    operations.

                    For the three month ended March 31, 2003 assets and liabilities from discontinued operations consist of the following:

                    Assets from discontinued operations:
                            Accounts receivable                      $      466
                                                                     -----------
                    Liabilities from discontinued operations:
                             Accounts payable                            20,946
                             Related party notes payable                  7,715
                                                                     -----------




                                   Total current liabilities         $   28,661
                                                                     ===========

                    Income statement presentation for the three months ended March 31:


                                                               2003       2002
                                                            --------------------

                    Revenue                                 $ 4,561     $ 5,282
                    Cost and expenses                        (8,279)     (5,953)
                                                            --------------------

                                                            $(3,718)    $  (671)
                                                            ====================

--------------------------------------------------------------------------------
                                       9

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

4. Subsequent       In August  2003, the Company  agreed  to  convert $1,000  of
   Events           related  party  notes  payable  to  10,000  shares of common stock. In addition, subsequent to year end, the Company obtained an additional $1,600 in related party notes payable that it converted to 16,000 shares of common stock.

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

                    In December 2003, the Company agreed to convert $3,000 of related party notes payable to 30,000 shares of common stock.

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

--------------------------------------------------------------------------------
                                       10

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

5. Unaudited        The  unaudited  financial  statements  include  the accounts
   Financial        of  the  Company  and include all adjustments (consisting of
   Statements       normal  recurring  items),  which  are,  in the  opinion  of
                    management,   necessary  to  present  fairly  the  financial
                    position as of March 31, 2003 and the results of operations for the quarter ended March 31, 2003 and 2002 and cash flows for the quarter ended March 31, 2003 and 2002. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

6. Basis of         The  accompanying  unaudited financial  statements have been
   Presentation     prepared by management in accordance  with the  instructions
                    in  Form   10-QSB  and,   therefore,   do  not  include  all
                    information and footnotes required by accounting  principles generally  accepted  in the  United  States of  America  and should, therefore, be read in conjunction with the Company's
                    Form  10-KSB,   filed  with  the   Securities  and  Exchange
                    Commission. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.

--------------------------------------------------------------------------------
                                       11

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

     On December 22, 2003, we entered into an Asset Purchase Agreement for our first acquisition. See "Acquisition Agreement with Vista Medical Technologies, Inc."

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

     We do not currently have sufficient shares of common stock authorized for issuance to Mr. Tucker to fund the $400,000 requirement of the acquisition of assets. We do have 5,000,000 shares of preferred stock authorized which may be designated in one or more series with such characteristics as determined appropriate by our board of directors. Our board of directors has determined that it is in the best interests of Viking and it shareholders to designate and establish a Series A Preferred Stock. We have granted Mr. Tucker an option to purchase 5,000,000 shares of our Series A Preferred Stock. The Series A
Preferred Stock consists of 5,000,000 shares of Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of our common stock the basis of one share of Series A Preferred Stock convertible into 4 shares of common stock. Each share of Series A Preferred Stock has four votes in all matters submitted to shareholders for a vote. Dividends do not accrue on the Series A Preferred Stock.

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

Liquidity and Capital Resources

     As of March 31, 2003, we had total assets of $546, of which $80 was cash and the balance were related to discontinued operations. As of March 31, 2003, we had liabilities of $28,661. As of December 31, 2002, we had total assets of $1,691 and liabilities of $26,088. The limited operations we conducted during the quarter ended March 31, 2003 have been discontinued as described elsewhere in this Form 10-QSB.

     The auditor's report on our December 31, 2002 financial statements included a going concern qualification.

Results of Operations

     We have discontinued all of previous operations. For the three months ended March 31, 2003, we had a loss from discontinued operations of $3,718, compared to a loss of $671 for the three months ended March 31, 2002.

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

     Auditor's Opinion has a Going Concern Qualification. Our auditor's report dated December 19, 2003 for the year ended December 31, 2002 included a going concern qualification which stated that our significant operating losses raise substantial doubt about its ability to continue as a going concern.

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

Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended March 31, 2003.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  We are not a party to any legal proceeding.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2003 or from that date through December 31, 2003.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1   Certification   by  the  Chief  Executive   Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003. Form 8-K's were filed by the Company on December 16, 2003 and December 24, 2003.

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