Form 10QSB
period 2003-06-30
VIKING SYSTEMS INC
filed 2004-01-12
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003
                                       OR

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

                          2501 Dunlap Avenue, Suite 102
                                   Phoenix, AZ
                            Telephone (602) 678-5544
                                       and
                      4131 North 24th Street, Suite C-202
                                Phoenix, AZ 85016
                            Telephone (602) 288-7247
              Former name, former address, and former fiscal year,
                          if changed since lastreport.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par
                               Value Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days. (1) Yes
___ No X (2) Yes X No ___.

Common Stock outstanding at January 8, 2004 - 6,249,650 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                             VIKING SYSTEMS, INC.

                       For the Quarter ended June 30, 2003

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


                           PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----
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

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet

                                                                   June 30, 2003
--------------------------------------------------------------------------------

         Assets

Current assets:
  Cash                                                          $           110
  Assets from discontinued operations                                        71
                                                                ---------------
          Total current assets                                              181

Property and equipment, net                                                   -
                                                                ---------------

                                                                $           181
                                                                ===============

-------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
  Liabilities from discontinued operations                      $        31,703
                                                                ---------------

Commitment and contingencies                                                  -

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 25,000,000 shares
    authorized;  2,691,150 shares issued and outstanding                  2,691
  Additional paid-in capital                                            261,959
  Accumulated deficit                                                  (296,172)
                                                                ---------------

          Total stockholders' deficit                                   (31,522)
                                                                ---------------

                                                                $           181
                                                                ===============



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Operations

--------------------------------------------------------------------------------


                                        3 Months                6 Months
                                     Ended June 30,          Ended June 30,
                                    2003       2002         2003       2002
                                 (Unaudited)(Unaudited)  (Unaudited)(Unaudited)
                                 -----------------------------------------------


Net loss from discontinued
   operations                        (3,407)    (10,590)     (7,125)    (11,261)
                                 -----------------------------------------------

Net loss per common share -
   basic and diluted             $    (0.00) $    (0.00) $    (0.00) $    (0.00)
                                 -----------------------------------------------

Weighted average number of
   common shares -
   basic and diluted              2,691,150   2,471,150   2,691,150   2,471,150
                                 -----------------------------------------------




--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Cash Flows

                                                       Six Months Ended June 30,
--------------------------------------------------------------------------------

                                                        2003           2002
                                                     (unaudited)   (unaudited)
                                                     ------------  -------------

Cash flows from operating activities:
  Net loss                                           $    (7,125)  $    (11,261)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and depletion                                 -          1,540
    Decrease (increase) in:
      Accounts receivable                                  1,262            270
      Prepaid expense                                          -            461
    Increase (decrease) in:
      Accounts payable                                     4,450          3,286
                                                     ---------------------------

          Net cash used in operating activities           (1,413)        (5,704)
                                                     ---------------------------
Cash flows from investing activities:
  Purchase of property and equipment                           -              -
                                                     ---------------------------
Cash flows from financing activities:
  Proceeds on related party notes payable                  1,165          5,125
                                                     ---------------------------

          Net change in cash and cash equivalents           (248)          (579)

Cash and cash equivalents at beginning of period             358          1,216
                                                     ---------------------------

Cash and cash equivalents at end of period           $       110    $       637
                                                     ===========================



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

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                     (Continued)

--------------------------------------------------------------------------------

Supplemental cash flow information:

      No amounts were paid for interest or income taxes during the six months ended June 30, 2003 and 2002.



--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                                   June 30, 2003
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary of Viking Systems, Inc., (the Company) was organized as a Significant corporation in the state of Nevada on May 28, 1998, for the
   Accounting       purpose  of  providing   training  and  curriculum  for  the
   Policies         information  technology  industry.  During  2001 the Company changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, the Company discontinued its current operations. The officers of the Company are in the process of searching for other business opportunities.

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


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

1. Organization     Income Taxes
   and Summary of Deferred income taxes are provided, in amounts sufficient Significant to give effect to timing differences between financial and
   Accounting       tax reporting.
   Policies
   (Continued)      Use of Estimates in the Preparation of Financial Statements
                    The  preparation of financial  statements in conformity with accounting  principles  generally  accepted  in  the  United
                    States of America requires  management to make estimates and assumptions  that affect the reported  amounts of assets and
                    liabilities   and   disclosure  of  contingent   assets  and
                    liabilities at the date of the financial  statements and the
                    reported   amounts  of  revenues  and  expenses  during  the
                    reporting period. Actual results could differ from those estimates.

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

                    Reclassifications
                    Certain reclassifications have been made to the June 30, 2002 financial statements to conform to the June 30, 2003 financial statement presentation.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

2. Going            The  accompanying financial  statements  have been  prepared
   Concern          under  the assumption  that the  Company will  continue as a going concern. Such assumption  contemplates the realization of assets  and  satisfaction  of  liabilities  in the normal course of business. As shown in the financial statements for the six months ended June 30, 2003 and 2002, the Company has incurred  losses  and net cash  outflows  from  discontinued
                    operating   activities  and  currently  does  not  have  any
                    continuing operations. The Company also has negative working capital and a stockholders' deficit as of June 30, 2003.
                    These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3. Discontinued     On December 31, 2002,  the Company's management and board of
   Operations       directors decided  to discontinue  current operations due to the Company's insufficient cash flows to support operations.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

3. Discontinued     For  the   six  months  ended   June  30,  2003  assets  and
   Operations       liabilities  from  discontinued  operations  consist of  the
   (Continued)      following:

                      Assets from discontinued operations:
                          Accounts receivable
                                                                   $         71
                                                                   -------------

                      Liabilities from discontinued operations:
                          Accounts payable                         $     23,293
                          Related party notes payable                     8,410
                                                                   -------------
                              Total current liabilities            $     31,703
                                                                   =============

                    Income statement presentation for the following periods:


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          2003      2002       2003      2002
                                       -----------------------------------------
                      Revenue          $    380    $  4,527  $  4,941  $  9,809
                      Cost and expenses  (3,787)    (15,117)  (12,066)  (21,070)
                                       -----------------------------------------
                                       $ (3,407)   $(10,590) $ (7,125) $(11,261)
                                       =========================================

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


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)
--------------------------------------------------------------------------------

4. Subsequent       In December 2003, the Company entered into an asset purchase
   Events           agreement where  the Company  will acquire certain operating
   (Continued)      assets from a company for the following considerations:  (i)
                    cash in the amount not to exceed $400,000; (ii) the issuance of approximately 3,054,000 shares of common stock; and (iii) the assumption of certain liabilities.

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

5. Unaudited        The  unaudited financial statements include the  accounts of
   Financial        the  Company  and  include  all  adjustments  (consisting of
   Statements       normal  recurring  items),  which  are,  in the  opinion  of
                    management,   necessary  to  present  fairly  the  financial
                    position as of June 30, 2003 and the results of operations for the quarter ended June 30, 2003 and 2002 and cash flows for the quarter ended June 30, 2003 and 2002. The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Capital Resources

     As of June 30, 2003, we had total assets of $181, of which $110 was cash and the balance were related to discontinued operations. As of June 30, 2003, we had liabilities of $31,703. As of December 31, 2002, we had total assets of $1,691 and liabilities of $26,088. The limited operations we conducted during the quarter ended June 30, 2003 have been discontinued as described elsewhere in this Form 10-QSB.

     The auditor's report on our December 31, 2002 financial statements included a going concern qualification.

Results of Operations

     We have discontinued all of previous operations. For the three months ended June 30, 2003, we had a loss from discontinued operations of $3,407, compared to a loss of $10,590 for the three months ended June 30, 2002. For the six months ended June 30, 2003, we had a loss from discontinued operations of $7,125 compared to a loss of $11,261 for the six months ended June 30, 2002.

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

Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended June 30, 2003.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  We are not a party to any legal proceeding.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended June 30, 2003 or from that date through December 31, 2003.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1 Certification  by  the Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003. Form 8-K's were filed by the Company on December 16, 2003 and December 24, 2003.

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