Form 10QSB
period 2003-09-30
VIKING SYSTEMS INC
filed 2004-01-12
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636


                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

                 Nevada                                     86-0913802
       -------------------------------                 --------------------
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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes ____ No X (2) Yes X No____.

Common Stock outstanding at January 8, 2004 - 6,249,650 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                             VIKING SYSTEMS, INC.

                   For the Quarter ended September 30, 2003

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

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet

                                                              September 30, 2003
--------------------------------------------------------------------------------

         Assets

Current assets:
   Cash                                                               $      39
  Assets from discontinued operations                                        21
                                                                      ----------

          Total current assets                                               60

Property and equipment, net                                                   -
                                                                      ----------

                                                                      $      60
                                                                      ==========

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
  Liabilities from discontinued operations                               37,980
                                                                      ----------

Commitment and contingencies                                                  -

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 25,000,000 shares
    authorized;  2,691,150 shares issued and outstanding                  2,951
  Additional paid-in capital                                            264,299
  Accumulated deficit                                                  (305,170)
                                                                      ----------

          Total stockholders' deficit                                   (37,920)
                                                                      ----------

                                                                      $      60
                                                                      ==========


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Operations

--------------------------------------------------------------------------------


                                        3 Months                9 Months
                                   Ended September 30,     Ended September 30,
                                     2003       2002        2003        2002
                                  (Unaudited)(Unaudited)  (Unaudited)(Unaudited)
                                  ----------------------------------------------


Net loss from discontinued
   operations                     $   (8,998) $  (4,453)  $ (16,123)  $ (15,714)
                                  ----------------------------------------------

Net loss per common share -
   basic and diluted              $    (0.00) $   (0.00)  $   (0.01)  $   (0.01)
                                  ----------------------------------------------

Weighted average number of
   common shares - basic and
   diluted                         2,707,436  2,576,864    2,696,599  2,506,518
                                  ----------------------------------------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                               Unaudited Statement of Cash Flows

                                                 Nine Months Ended September 30,
--------------------------------------------------------------------------------

                                                        2003            2002
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------

Cash flows from operating activities:
  Net loss                                           $  (16,123)     $  (15,714)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and depletion                                -           2,311
    Decrease (increase) in:
      Assets from discontinued operations                 1,312          (1,226)
    Increase (decrease) in:
      Liabilities from discontinued operations -
          Accounts payable                                9,407             845
                                                     ---------------------------

          Net cash used in operating activities          (5,404)        (13,784)
                                                     ---------------------------
Cash flows from investing activities:
        Purchase of property and equipment                    -               -
                                                     ---------------------------
Cash flows from financing activities:
  Proceeds on related party notes payable                 5,085          13,057
                                                     ---------------------------

          Net change in cash and cash equivalents          (319)           (727)

Cash and cash equivalents at beginning of period            358           1,216
                                                     ---------------------------

Cash and cash equivalents at end of period           $       39      $      489
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

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                     (Continued)

--------------------------------------------------------------------------------


Supplemental cash flow information:

      During the nine months ended September 30, 2003 the Company issued 26,000 shares of common stock to retire related party notes payable of $2,600.

      During the nine months ended September 30, 2002 the Company issued 185,000 shares of common stock to retire related party notes payable of $18,500.

      No amounts were paid for interest or income taxes during the years ended September 30, 2003 and 2002.


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                              September 30, 2003
--------------------------------------------------------------------------------

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

                    Reclassifications
                    Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the September 30, 2003 financial statement presentation.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)

--------------------------------------------------------------------------------

2.    Going         The  accompanying financial  statements have  been  prepared
      Concern       under  the assumption  that the Company  will continue  as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2003 and 2002, the Company has incurred losses and net cash outflows from operating and discontinued. The Company also has negative working capital and a stockholders' deficit as of September
                    30 , 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)

--------------------------------------------------------------------------------

3. Discontinued     For  the  nine  months ended  September 30, 2003  assets and
   Operations       liabilities  from  discontinued  operations  consist of  the
   (Continued)      following:

                      Assets from discontinued operations:
                          Accounts receivable
                                                                   $         21
                                                                   -------------

                      Liabilities from discontinued operations:
                          Accounts payable                         $     28,250
                          Related party notes payable                     9,730
                                                                   -------------
                              Total current liabilities            $     37,980
                                                                   =============

                    Income statement presentation for the following periods:


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          2003      2002       2003      2002
                                       -----------------------------------------
                      Revenue          $    150   $ 13,785   $  5,091  $ 23,594
                      Cost and expenses  (9,148)   (18,238)   (21,214)  (39,308)
                                       -----------------------------------------
                                       $ (8,998)  $ (4,453)  $(16,123) $(15,714)
                                       =========================================

4. Subsequent       In October 2003,  the Company issued 47,500 shares of common
   Events           stock in  satisfaction of  services received totaling $4,250 incurred in 2003 as well as another note payable from a related party in the amount of $500.

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

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                     (Continued)

--------------------------------------------------------------------------------

4. Subsequent       In  December 2003, the Company  granted  an  individual  the
   Events           option to  purchase 5,000,000 shares of the Company's Series
   (Continued)      A  Preferred Stock. Each  share  of the  Series A  Preferred
                    Stock is convertible into 4 shares of common stock. Each share of Series A Preferred Stock will have four votes.

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

5. Unaudited        The  unaudited  financial  statements  include  the accounts
   Financial        of  the Company  and include  all adjustments (consisting of
   Statements       normal  recurring  items),  which  are,  in  the  opinion of
                    management,   necessary  to  present  fairly  the  financial
                    position as of September 30, 2003 and the results of operations for the quarter ended September 30, 2003 and 2002 and cash flows for the quarter ended September 30, 2003 and 2002. The results of operations for the quarter ended
                    September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Capital Resources

     As of September 30, 2003, we had total assets of $60, of which $39 was cash and the balance were related to discontinued operations. As of September 30, 2003, we had liabilities of $37,980. As of December 31, 2002, we had total assets of $1,691 and liabilities of $26,088. The limited operations we conducted during the quarter ended September 30, 2003 have been discontinued as described elsewhere in this Form 10-QSB.

     The auditor's report on our December 31, 2002 financial statements included a going concern qualification.

Results of Operations

     We have discontinued all of previous operations. For the three months ended September 30, 2003, we had a loss from discontinued operations of $8,998, compared to a loss of $4,453 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we had a loss from discontinued operations in the amount of $16,123 compared to a loss of $15,714 for the nine months ended September 30, 2002.

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

Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken for the quarter ended September 30, 2003.

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  We are not a party to any legal proceeding.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended September 30, 2003 or from that date through December 31, 2003.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003. Form 8-K's were filed by the Company on December 16, 2003 and December 24, 2003.

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