Form 10KSB
period 2002-12-31
VIKING SYSTEMS INC
filed 2004-01-28
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636

                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

                   Nevada                                  86-0913802
        (State or other jurisdiction of                (I.R.S. employer
         incorporation or organization)                identification No.)

                         7514 Girard Avenue, Suite 1509
                               La Jolla, CA 92037
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (858) 456-6608

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes XX No __ ; (1) Yes X No _

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __.

     The Issuer's revenues for the fiscal year ended December 31, 2002 were $-0-

     As of January 14, 2004, there was 6,294,650 shares of the Issuer's common stock were issued and outstanding of which 2,244,650 were held by non-affiliates. As of January 15, 2004, there was no active market for the Issuer's common stock.



                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                                                            Page

PART I.........................................................................2

    Item 1.  Description of Business...........................................2

    Item 2.  Properties........................................................9

    Item 3.  Legal Proceedings.................................................9

    Item 4.  Submission of Matters to a Vote of Security Holders...............9

PART II........................................................................9

    Item 5.  Market for Common Equity and Related Stockholder Matters..........9

    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation.........................................13

    Item 7.  Financial Statements.............................................20

    Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........................................36

    Item 8A. Controls and Procedures .........................................36


PART III......................................................................36

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................36

    Item 10. Executive Compensation...........................................38

    Item 11. Security Ownership of Certain Beneficial Owners and Management...40

    Item 12. Certain Relationships and Related Transactions...................41

    Item 13. Exhibits Financial Statements, Schedules and Reports on Form 8-K.41

    Item 14. Principal Accountant Fees and Services...........................42

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Viking Systems, Inc. ("Viking," "we," "us," "our" or "the Company") was incorporated in Nevada on May 28, 1998. We have recently adopted a new business plan which will result in the Company engaging in the business of acquiring and operating medical device companies.

     We were originally engaged in the computer training and services business but were unsuccessful in our operations and terminated those operations in December 2002. (See "Item 1, Description of Business- Previous Operations"). Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or
(iii) in earnings. Because of a lack of funds, we were unable to fund the costs of complying with our filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, our Board of Directors, as then constituted, considered and approved a proposal from a third party relating to a change of Viking's business plan and an infusion of capital. Since November 2003, a new Board of Directors and new officers have been appointed, a limited amount of capital has been raised and a commitment for additional capital has been obtained. Our new Board of Directors has adopted a new business plan which calls for Viking to engage in the business of development, manufacturing and marketing of medical devices. Our plan is to complete a series of acquisitions in the medical device market, initially focusing on companies with vision, optics, laser, sensor and related medical technology for the surgeon.

     On December 22, 2003, we entered into an Asset Purchase Agreement for our first acquisition. (See "Item 1. Description of Business-Acquisition Agreement with Vista Medical Technologies, Inc.")

     As a result of the recent changes in our business plan, the termination of our previous operations, and the issuance of additional shares of our common stock, the financial statements and other financial information contained herein do not provide meaningful information as to our future operations and financial position.

Acquisition Strategy

     As we implement our business plan, we anticipate that acquisitions and mergers will be a significant factor in our growth. We are concentrating on merger and acquisition activity primarily with firms engaged in the medical device market in North America and Europe. This strategy will focus around consolidating key resources, financial and physical assets, brand names, and human resources. We intend to pay attention to integration strategies as well as to core competencies, including best practices, skills, knowledge bases, and routines.

     These acquisitions will be small to medium sized firms with complementary technology that are generally too small to attract larger equity funds and strategic buyers. The Company believes there are a substantial number of businesses meeting these criteria due to recent weakness in hospital capital spending, the poor IPO market, and the need for alternative exit strategies for the many venture capital firms holding a portfolio of small medical device companies. The Company plans to develop a strong direct sales organization for capital equipment sales in North America and Europe and will look to leverage that asset with the strategic acquisition of new products.

     Companies or operations that we hope to acquire, will likely meet some or all of the following criteria:

     o    stable cash flow and revenue;
     o    position as market technology leader;
     o    strong relationships in the surgery community; and
     o    good technical management.

     By building on the success of already successful businesses, we intend to play an increasing role in the medical device market, with the goal of generating revenues, achieving profitability and increasing market value.

Acquisition Agreement with Vista Medical Technologies, Inc.

     On December 22, 2003, we entered into an Asset Purchase Agreement ("Purchase Agreement") with Vista Medical Technologies, Inc. ("Vista"), a Delaware corporation. Pursuant to the Purchase Agreement, we agreed to purchase, subject to the terms and conditions of the Purchase Agreement, certain assets used by Vista in its medical device and technology business (the "Medical Technology Business"). In addition to the purchase of assets from Vista, we will, at the closing of the acquisition, enter into a "License Agreement" with Vista whereby we will have the exclusive, worldwide license to commercialize certain intellectual property owned by Vista which is used in the Medical Technology Business. The closing of the Purchase Agreement is subject to several conditions, including but not limited to, approval by Vista's stockholders and accordingly, there can be no assurance that the agreed upon acquisition will be completed. If all conditions of the Purchase Agreement are fulfilled or waived, we anticipate that the Purchase Agreement will close at the end of February or the first part of March 2004.

     Description of Medical Technology Business. We have agreed to purchase assets and licenses technologies from Vista that will, upon closing, allow us to operate the Medical Technology Business. We intend, through our operations of the Medical Technology Business, to develop, manufacture and market products which provide surgeons and interventional physicians performing complex minimally invasive procedures with a more effective, ergonomic method of visualization of anatomical structures. Our products will involve 3-D Visualization which is generally regarded as a critical enabler to the broader adoption of complex minimally invasive procedures in numerous clinical specialties.

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

     General Terms of the Purchase Agreement. The Purchase Agreement provides that we will acquire from Vista, the assets relating to the Medical Technology Business for the following considerations: (i) cash in an amount not exceeding $400,000; (ii) the issuance of approximately 3,054,000 shares of our common stock to Vista; and (iii) the assumption of certain liabilities relating to the Medical Technology Business and the assets purchased. The closing of the purchase is subject to several conditions including the approval of the transaction by the stockholders of Vista. Vista anticipates that it will hold a Special Meeting of Stockholders during the last week of February to consider and vote upon the sale of assets pursuant to the Purchase Agreement.

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

Governmental Regulation: Medical Devices

     Our business plan calls for us to engage in the business of marketing medical devices. As described elsewhere in this Form10-KSB, we have entered into an agreement with Vista relating to our first acquisition. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by certain state agencies. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. Non-compliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

     Device Classes. In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. The products we intend to market as a result of the Vista acquisition have either been classified as Class I or Class II devices.

     Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to "good manufacturing practice" standards. Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Examples of Class III products include, life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices. Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA clearance prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application. A pre-market approval application typically takes several years to be approved by the FDA.

     Device Approval. Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device. The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence. The FDA requires a rigorous demonstration of substantial equivalence.

     Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an FDA substantial equivalence order permitting the marketing of a device is received by the person who submitted the 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 200 days. An FDA letter may declare that the device is substantially equivalent to a legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical
data,  to  make  a  determination   regarding  substantial   equivalence.   Such
determination or request for additional information will delay market introduction of the product that is the subject of the 510(k) notification.

     Investigational Device Exemption Application. All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's investigational device exemption regulations. If the device presents a

"significant risk," the manufacturer or distributor of the device is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials. This application must be supported by data, typically the result of animal and bench testing. If the application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an institutional review board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements. However, the FDA can disagree with a non-significant risk device finding.

     Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, "good manufacturing" requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA. A new 510(k), pre-market approval or pre-market approval supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), pre-market approval or pre-market approval supplement.

     Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. Since June 1998, all medical devices sold in the European Union must bear the CE mark. Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest. Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a "European Notified Body." After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

Change of Management

     As a result of our change of business plan, new directors and officers have been appointed. Our current Board of Directors and executive officers are as follows:

      Thomas B. Marsh         President/CEO/Secretary/
                              Chairman of the Board of Directors

      Dennis Blomquist*       Chief Financial Officer/Director

      Daniel F. Crowley       Director, Audit Committee Chairman

      * Mr. Blomquist was previously the president and a director of Viking.

Change of Voting Control

     Prior to November 24, 2003, there were 2,528,500 shares of Viking common stock issued and outstanding. On November 24, 2003, we entered into Stock Purchase Agreements with Donald E. Tucker and Troika Capital Investment. Pursuant to the Stock Purchase Agreement with Mr. Tucker, we sold 3,200,000 shares of our common stock to Mr. Tucker for $64,000 or $.02 per share. Pursuant to the Stock Purchase Agreement with Troika Capital Investment, we sold 250,000 shares of our common stock to Troika Capital for $5,000 or $.02 per share. Mr. Tucker owns 3,200,000 or 53.5 per cent of the shares of common stock issued. He also has been granted an option to purchase 5,000,000 shares of our Series A Preferred Stock. Troika Capital Investments and its affiliates own 600,300 or
9.5 per cent of the shares of common stock issued. For additional information about Donald E. Tucker, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act".

Previous Operations

     Viking was initially formed for the purpose of providing training and curriculum for the information technology industry on "Open Source" topics. "Open Source" refers to software which has its source code open and available for anyone to see, utilize or alter. The cornerstone of "Open Source" software is the Linux operating system. After its formation Viking established a training center in Phoenix, Arizona and developed and taught three courses including:
"Linux New User", "Linux Install and Configuration" and "Linux System Administration". Viking developed and taught various instructional courses, which gave participants a basic understanding of Linux. In conjunction with the training program, Viking developed three publications for classroom based instruction. The costs of maintaining the training center and the support to develop new curriculum exceeded the revenues we generated. Viking's management discontinued the training and curriculum business at the beginning of 2002 and focused on web-hosting, web designing, small computer systems and computer networking. Viking's management determined that it would be in the best interests of the Company and its shareholders to discontinue its computer related operations which it did in December 2002. The Company conducted no operations in 2003 and in November 2003, new management was appointed and the current business plan of the Company was adopted.

Employees

     As of the date of this Form 10-KSB, we have no full time employees. If we complete the acquisition of the Medical Technology Business from Vista, we will retain approximately 27 Vista employees that currently work in the Medical Technology Business.

ITEM 2.  PROPERTIES

     We have only recently changed our business plan and management. Our offices are currently located at the personal offices of our CEO and we pay nothing for the use of these facilities. We anticipate that we will obtain new facilities when required by our operations. We have entered into a Purchase Agreement with Vista and will, if such transaction is completed; assume the lease of the facilities related to the assets and operations we will purchase pursuant to such agreement. These facilities consist of approximately 17,850 square feet located in Westborough, Massachusetts. If the Purchase Agreement is closed, we will utilize these facilities in our operations of the Medical Technology Business we acquire from Vista. The lease expires in October 2004.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Viking's shareholders for a vote during the last quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock is quoted on the OTC "Pink Sheets" under the symbol "VKSY". During the last two years, there has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                     High Bid    Low Bid
      Fiscal Year Ended  December 31, 2001

                        First Quarter                 $2.00       $1.00
                        Second Quarter                 1.15        1.00
                        Third Quarter                  1.20        1.00
                        Fourth Quarter                 1.05         .75

      Fiscal Year Ended December 31, 2002

                        First Quarter                 $ .75       $ .75
                        Second Quarter                  .75         .75
                        Third Quarter                   .75         .75
                        Fourth Quarter                  .75         .75

      Fiscal Year Ended December 31, 2003

                        First Quarter                 $ .75       $ .75
                        Second Quarter                  .75         .75
                        Third Quarter                   .75         .75
                        Fourth Quarter                  .75         .75

Shares Issued in Unregistered Transactions

     We issued shares of our common stock in unregistered transactions from 1998 through 2003. Except for shares issued in 2000, all of the following shares of common stock issued were issued in non registered transactions in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in 2000 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common stock issued were as follows:

1998

     In May 1998, we issued an aggregate of 1,000,000 shares to our founders Evan Blomquist and Dennis Blomquist for services in connection with our formation, and the contribution of proprietary technology and services for our initial operations.

     In May 1998, we sold 200,000 shares of restricted common stock to accredited investors, at a price of $.10 per share for an aggregate of $20,000 cash.

     In May 1998, we issued 50,000 shares of restricted common stock as payment for legal services in connection with our organization. The legal services provided were valued at $.10 per share, for total consideration of $5,000.

2000

     During the year ended December 31, 2000, we sold 106,150 shares of common stock at a purchase price of $1.00 per share for aggregate offering proceeds of $106,150. The offering was made under the qualification provisions of Section 61-1-10 of the Uniform Securities Act of the state of Utah, and is believed by us to be exempt from registration under federal law pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D, promulgated under the Act.

2001

     In March 2001, we sold 350,000 shares of restricted common stock to an accredited investor at a price of $.10 per share for aggregate proceeds of $35,000. In April 2001, we issued an aggregate of 765,000 shares of our restricted common stock for the conversion of $76,500 in outstanding debt. Of these shares, 350,000 were issued to Dennis Blomquist, our president, 50,000 were issued to Evan Blomquist, a director, and 150,000 were issued to Leon Hauck, our vice-president. The remaining shares were issued to shareholders Richard Wallace (135,000 shares), Mark Scharmann (30,000 shares) and employee Adelina Musina (50,000).

2002

     In August 2002, we issued an aggregate of 205,000 shares of our restricted common stock for the conversion of $20,500 in outstanding debt. Of these shares, 30,000 were issued to Dennis Blomquist, our president, 175,000 were issued to Mark Scharmann.

     In October 2002, we authorized the issuance of 20,000 shares of our restricted common stock for the conversion of $2,000 of debt to Mark Scharmann.

     In December, 2002, we issued 15,000 shares of our common stock 7,000 shares to Ken Bowley, and 8,000 to Brian Drake for services rendered. The services provided were valued at $.10 per share, for total consideration of $1,500.

2003

     In August, 2003, we issued 26,000 shares of our restricted common stock for the conversion of $2,600 in outstanding debt to Mark Scharmann.

     In October, 2003, we issued 45,000 shares of our restricted common stock for the conversion of $4,500 in outstanding debt to Mark Scharmann.

     In November, 2003, we issued 30,000 shares of common stock to Mark Scharmann in lieu of Bill Marky as Mark Scharmann acquired the note in a private transaction. Bill Marky was originally offered a choice of converting the debt at $.10 per share or repayment at 10% interest annually. Mark Scharmann opted to convert the note to equity.

     In December 2003, we sold 3,200,000 shares of our common stock to Donald E. Tucker for $64,000 ($.02 per share) and 250,000 shares of our common stock to Troika Capital Investment for $5,000 ($.02 per share).

     In December 2003, we issued 50,000 shares of our common stock to Northcliffe Consulting, LLC. For consulting services rendered. The services provided were valued at $.02 per share, for total consideration of $1,000.

Series "A" Convertible Preferred Stock

     Donald E. Tucker has provided us with funds to be used to pay professional fees related to various corporate filings and to pay for other corporate expenses. In exchange for such funds, we issued Mr. Tucker 3,200,000 shares of our common stock at a price of $.02 per share. In order to fund the cash portion of the purchase price of the assets we are purchasing from Vista (See Item 1

Description of Business - Acquisition Agreement with Vista Medical Technologies, Inc."), we need to raise an additional $400,000. We have requested that Mr. Tucker purchase additional shares of our capital stock in the amount of $400,000 to provide us with the funds necessary to make such cash payment. Mr. Tucker has agreed to make such additional investment in Viking on the same terms and conditions as his initial purchase of 3,200,000 shares of our common stock.

     We do not currently have a sufficient number of shares of common stock authorized for issuance to Mr. Tucker to fund the $400,000 requirement of the acquisition of assets. We do have 5,000,000 shares of preferred stock authorized which may be designated in one or more series with such characteristics as determined appropriate by our board of directors. Our Board of Directors has determined that it is in the best interests of Viking and it shareholders to designate and establish a Series A Preferred Stock. We have granted Mr. Tucker an option to purchase 5,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock consists of 5,000,000 shares of Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of our common stock the basis of one share of Series A Preferred Stock convertible into 4 shares of common stock. Each share of Series A Preferred Stock has four votes in all matters submitted to shareholders for a vote. Dividends do not accrue on the Series A Preferred Stock. In order to have a sufficient number of shares of common stock authorized for issuance in conversion of the Series A Preferred Stock, and for use in future financing transactions, we intend to seek shareholder consent to amend our Articles of Incorporation to increase the number of shares of our common stock, and the number of shares of preferred stock, authorized.

Equity Compensation Plan Information

     No equity compensation programs were in place as of December 31, 2002. The following table summarizes information about the Company's equity compensation plans as of December 31, 2003.

                                                                              Number of Securities
                                        Number of                             Remaining Available
                                     Securities to be                         for Future Issuance
                                        Issued Upon      Weighted-Average        Under Equity
                                        Exercise of      Exercise Price of    Compensation Plans
                                        Outstanding         Outstanding      (Excluding Securities
                                     Options, Warrants   Options, Warrants    Reflected in Column
Plan Category                          and Rights (a)      and Rights (b)           (a)) (c)
--------------------------------------------------------------------------------------------------

Equity Compensation plans                       -0-              NA                 -0-
  approved by security holders

Equity compensation plans not
  approved by security holders (*)        1,200,000            $ .02                NA
                                          ---------                                 --

Total                                     1,200,000            $ .02               -0-
                                          =========                                ===

     (*) Represents stock options granted in 2003 to our CEO, Thomas B. Marsh and to director Daniel F. Crowley. Such stock options were fully vested and transferable at the grant date and expire December 31, 2008.

Holders

     As of January 15, 2004, there were 6,294,650 shares of common stock outstanding and approximately 81 stockholders of record of common stock.

Dividends

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Limitation on Directors' Liability, Charter Provisions and Other Matters

     Nevada law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Nevada law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Nevada law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Nevada law.

     The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

     Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

     Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Viking is currently an inactive company. In December 2002, our previous operations were terminated. We currently have no operations and limited assets. We do intend to commence operations in 2004 through acquisitions. As described in Item 1 of this Form 10-KSB, we have entered into an Asset Purchase Agreement with Vista Medical Technologies, Inc., which, if closed, will result in our conducting certain business operations now conducted by Vista. Accordingly, any comparison between the current financial position and business plan of the Company and our historical financial condition and operations is not meaningful.

Liquidity and Capital Resources

     As of December 31, 2002, we had total assets of $1,691 consisting of cash and assets from discontinued operations. As of December 31, 2002, we had total liabilities of $26,088 consisting of accounts payable from discontinued operations. In December 2003, we raised approximately $69,000 from the sale of our common stock to fund professional fees and related costs necessary to become current in our filings with the Securities and Exchange Commission and to other administrative matters. In order to complete the acquisition of assets from Vista, we need to raise a minimum of $400,000 which we intend to do by selling shares of our Series A Preferred Stock to Donald E. Tucker.

     It is likely that in order to continue to carry out our business plan, we will be required to raise additional capital in order to fund other acquisitions. We will also issue 3,054,000 shares of our common stock in the Vista transaction and anticipate that we will issue additional securities in other acquisitions. There can be no assurance that we will be able to raise any additional capital necessary to fund our business plan. We will continue to be an inactive company until we acquire the Vista assets or effect some other acquisition.

Results of Operations

     We had no revenues from continuing operation in the years ended December 2002 and 2001. In 2002 and 2001, we had a net loss from discontinued operations of $12,887 and $45,804 respectively. We anticipate that we will not generate any revenues until close the Vista acquisition or effect some other acquisition.

Plan of Operation

     Our current business plan is described in "Item 1 - Description of Business."

Critical Accounting Policies

     This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

     We anticipate that we will commence operations in the medical device business during 2004. We anticipate that in the future, the preparation of our financial statements will require management to make estimates and assumptions that will affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management will evaluate its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

     Inventory. The Company reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

     Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

     Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2004. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS 142, we will initiate a goodwill impairment assessment during the first quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge.

     Revenue Recognition. Systems will be developed to test, prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. We anticipate that products shipped subject to non-standard contractual performance conditions, such as financing approval, are recognized as revenue upon completion or attainment of the specified condition. We anticipate that service revenue will be recognized when rendered.

     Stock-Based Compensation. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation" -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Recent Accounting Pronouncements

     See footnote 8 to the financial statements included as Item 7 of this Form 10-KSB.

Interest Rate Risk

     We currently have no significant debt but will undoubtedly incur debt to finance our operations. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.

Forward Outlook and Risks

     This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

     No Assurance the Vista Transaction Will Be Consummated. Although we have entered into an agreement to acquire assets from Vista as described elsewhere in this Form 10-KSB, the proposed transaction is subject to a number of conditions. There can be no assurance that these conditions will be fulfilled or that the proposed acquisition will be consummated. No person should invest in the Company in reliance that such proposed acquisition will be completed.

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

ITEM 7.     FINANCIAL STATEMENTS

                                                   Index to Financial Statements
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Independent Auditor's Report                                                  21

Balance Sheet                                                                 22

Statement of Operations                                                       23

Statement of Stockholders' Deficit                                            24

Statement of Cash Flows                                                  25 - 26

Notes to Financial Statements                                            27 - 35

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Viking Systems, Inc.


We have audited the accompanying balance sheet of Viking Systems Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continual losses and cash outflows from operations and has a stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      Tanner & Co.


Salt Lake City, Utah
December 19, 2003, except Note 8 which is dated December 22, 2003

                                                            VIKING SYSTEMS, INC.
                                                                   Balance Sheet

                                                               December 31, 2002
--------------------------------------------------------------------------------


         Assets

Current assets:
  Cash                                                                  $   358
  Assets from discontinued operations                                     1,333
                                                                        --------


          Total current assets                                            1,691

Property and equipment, net of accumulated depreciation of $5,777             -
                                                                        --------

                                                                       $  1,691
                                                                        --------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
  Liabilities from discontinued operations                             $ 26,088
                                                                        --------

Stockholders' deficit:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 25,000,000 shares
    authorized;  2,691,150 shares issued and outstanding                  2,691
  Additional paid-in capital                                            261,959
  Accumulated deficit                                                  (289,047)
                                                                        --------

          Total stockholders' deficit:                                  (24,397)
                                                                        --------

                                                                        $ 1,691
                                                                        --------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Operations

                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                                         2002           2001
                                                     ---------------------------


Net loss from discontinued operations, net of tax    $  (12,887)     $  (45,804)
                                                     ---------------------------

Net loss from disposal of discontinued assets                 -               -
                                                    ---------------------------

Net loss                                             $  (12,887)     $  (45,804)
                                                    ----------------------------

Net loss per common share -
   basic and diluted                                 $    (0.01)     $    (0.02)
                                                     ---------------------------

Weighted average number of common shares -
  basic and diluted                                   2,548,082       2,197,208
                                                     ---------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                              Statement of Stockholders' Deficit

                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                            Preferred Stock    Common Stock    Additional   Accumu-
                            ---------------------------------    Paid-in     lated
                            Shares  Amount   Shares    Amount    Capital    Deficit     Total
                            -------------------------------------------------------------------

Balance, December 31, 2000       -  $    -  1,356,150  $1,356  $  129,794  $(230,356) $(99,206)

Issuance of common
stock for cash                   -       -    350,000     350      34,650          -    35,000

Issuance of common stock
For the conversion of debt       -       -    765,000     765      75,735          -    76,500


Net loss                         -       -          -       -           -    (45,804)  (45,804)
                            -------------------------------------------------------------------

Balance, December 31, 2001       -       -  2,471,150   2,471     240,179   (276,160)  (33,510)

Issuance of common stock
For the conversion of debt       -       -    205,000     205      20,295          -    20,500

Issuance of common stock
For services                     -       -     15,000      15       1,485          -     1,500


Net loss                         -       -          -       -           -    (12,887)  (12,887)
                            -------------------------------------------------------------------

Balance, December 31, 2002       -  $    -  2,691,150  $2,691  $  261,959  $(289,047) $(24,397)
                            -------------------------------------------------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                               2002       2001
                                                            --------------------

Cash flows from operating activities:
  Net loss                                                  $(12,887)  $(45,804)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation expense                                     3,321      6,214
      Stock issued for services                                1,500          -
      Gain on settlement of payables                         (17,633)         -
      Decrease (increase) in:
        Accounts receivable                                     (203)     5,287
        Other current assets                                     702       (227)
      Increase (decrease) in:
        Cash overdraft                                             -     (2,630)
        Accounts payable                                       9,352     (6,770)
                                                            --------------------

          Net cash used in operating activities              (15,848)   (43,930)
                                                            --------------------

Cash flows from investing activities-
  purchase of property and equipment                             (67)      (129)
                                                            --------------------

Cash flows from financing activities:
  Issuance of common stock                                         -     35,000
  Proceeds on related party notes payable                     15,057     10,275
                                                            --------------------

          Net cash provided by
          financing activities                                15,057     45,275
                                                            --------------------

          Net change in cash and cash equivalents               (858)     1,216


Cash and cash equivalents at beginning of year                 1,216          -
                                                            --------------------


Cash and cash equivalents at end of year                    $    358    $ 1,216
                                                            --------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------


Supplemental cash flow information:

     During the year ended December 31, 2002 the Company issued 205,000 shares of common stock to retire related party notes payable of $20,500.

     During the year ended December 31, 2001 the Company issued 765,000 shares of common stock to retire related party notes payable of $76,500.

     No amounts were paid for interest or income taxes during the years ended December 31, 2002 and 2001.

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary      Viking  Systems,  Inc.,  (the  Company)  was  organized as a
   of               corporation  in the state of Nevada on May 28, 1998, for the
   Significant      purpose  of  providing   training  and  curriculum  for  the
   Accounting       information  technology  industry.  During  2001 the Company
   Policies         changed its business  focus to the  development  of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, the Company discontinued its current operations. The officers of the Company are in the process of searching for other business opportunities.

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

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1. Organization     Revenue Recognition
   and Summary      Revenues  are  generated   from  services   related  to  web
   of               hosting,   computer   technical   assistance   and  training
   Significant      services.  Revenues are  recognized  when the following four
   Accounting       revenue   recognition   criteria  are  met:  (1)  persuasive
   Policies         evidence of an  arrangement  exists;  (2) services have been
   Continued        rendered and the customer  approves final  product;  (3) the selling price is fixed or determinable; and (4) collecti-bility is reasonable assured. Amounts received prior to completion of services are recorded as deferred revenue.

                    As noted in the concentration of credit footnote, payment terms are extended to customers and there is no right of cancellation or refund.

                    Cost of Revenue
                    Cost of revenues consists primarily of product costs and labor related to revenues.

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


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1. Organization Earnings Per Common and Common Equivalent Share - Continued and Summary The computation of diluted earnings per common share is
   of               based  on  weighted  average  number  of  shares outstanding
   Significant      during  the year  plus common stock  equivalents which would
   Accounting       arise  from  the exercise of  stock options  and/or warrants
   Policies         outstanding  using the treasury stock method and the average
   Continued        market  price  per  share  during  the  year.  Common  stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

                    Reclassifications
                    Certain reclassifications have been made to the December 31, 2001 financial statements to conform to the December 31, 2002 financial statement presentation.

2. Going            The  accompanying  financial  statements have  been prepared
   Concern          under  the assumption  that the  Company will  continue as a going concern. Such assumption  contemplates the realization of assets  and  satisfaction  of  liabilities  in the normal course of business. As shown in the financial statements for the years ended  December 31, 2002 and 2001, the Company has
                    incurred   losses  and  net  cash  outflows  from  operating
                    activities   and  as  of  December  31,  2002,  the  Company
                    discontinued all ongoing operations. The Company also has negative working capital and a stockholders' deficit as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include continued contributions of services by officers of the Company, loans from officers, sale of the Company's stock, profitable operations, external debt, or alternative methods such as mergers or sale transactions. As disclosed in Note 8, in December 2003 the Company entered into agreements to sell 3,450,000 shares of common stock at a price of $69,000. There can be no assurance that these funds will be sufficient to meet all current obligations in a timely manner.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3. Discontinued     On December 31, 2002, the  Company's management and board of
   Operations       directors decided  to discontinue  current operations due to the Company's insufficient cash flows to support operations.

                    For the year ended December 31, 2002 assets and liabilities from discontinued operations consist of the following:

                     Assets from discontinued operations:
                        Accounts receivable                             $ 1,333
                                                                        ========

                     Liabilities from discontinued operations:
                        Accounts payable                                 18,843
                        Related party notes payable                       7,245
                                                                        --------

                           Total current liabilities                    $26,088
                                                                        ========

                    Discontinued operations were as follows for the years ended December 31:


                                                               2002       2001
                                                            --------------------

                     Revenue                                $ 32,919   $ 13,059
                     Cost and expenses                       (45,806)   (58,863)
                                                            --------------------

                     Loss before income taxes                (12,887)   (45,804)
                     Income tax benefit                            -          -
                                                            --------------------
                     Loss from discontinued operations      $(12,887)  $(45,804)
                                                            ====================


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4. Income Taxes     The difference  between income taxes at statutory  rates and the amount presented in the financial statements is a result of the following:


                                                               2002       2001
                                                            --------------------

                    Income tax benefit at statutory rate    $  3,000   $  9,000
                    Change in valuation allowance             (3,000)    (9,000)
                                                            --------------------
                                                            $      -   $      -
                                                            ====================

                    Deferred tax assets are as follows:

                                                               2002       2001
                                                            --------------------

                    Operating loss from discontinued
                     operations carryforward                $  58,000  $ 55,000
                    Valuation allowance                       (58,000)  (55,000)

                                                            $       -  $      -
                                                            ====================

                    The Company has a net operating loss of approximately $289,000 which begins to expire in 2019. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

5. Related Party The Company has periodically received financing from Transactions officers/shareholders. As of December 31, 2002 and 2001, the Company owed $7,245 and $12,688, respectively related to this financing with no specific terms for repayment.

                    During the year ended December 31, 2002 the Company issued 205,000 shares of common stock to retire related party notes payable of $20,500. The notes did not originally contain a conversion feature.

                    During the year ended December 31, 2002, the Company transferred propriety technology with a net book value of $0 to an officer of the Company as consideration for accrued wages.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5. Related Party    During  the year ended December 31,  2001 the Company issued
   Transactions     765,000  shares of  common  stock to  retire  related  party
   Continued        notes payable of $76,500.

                    During the year ended December 31, 2001 the company subleased office space to an officer / shareholder on a month to month basis. Total revenues related to this agreement during the year ended December 31, 2001 was $3,900.

6. Contingencies    The Company entered into an agreement with an officer of the
                    Company wherein the officer would work on projects for the Company for which he would be paid only if the products he produced generated revenue for the Company. The amounts to be paid to the officer were computed at $60 per hour up to 60 hours per month commencing October 1, 2001. The Company would pay to the officer 25% of its income from these projects.

                    As of December 31, 2002 no revenue had been generated from these products and nothing had been paid to the officer. As of December 31, 2002 the officer and the company entered into a release agreement for any possible contingency, which effectively nullified the original agreement.

7. Recent           In  April 2002, the  Financial  Accounting  Standards  Board
   Accounting       (FASB) issued  Statement  of Financial  Accounting Standards
   Pronounce-       (SFAS) No. 145, "Rescission  of  FASB  Statements No. 4, 44,
   ments            and 64,  Amendment of FASB  Statement  No. 13, and Technical
                    Corrections."  This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria  of  Accounting  Principles  Board  Opinion  No. 30 before they can be classified as extraordinary in the income
                    statement.   As  a   result,   companies   that   use   debt
                    extinguishment  as  part of  their  risk  management  cannot classify  the  gain  or loss  from  that  extinguishment  as extraordinary.  The statement  also requires  sale-leaseback
                    accounting  for  certain  lease   modifications   that  have
                    economic effects similar to sale-leaseback transactions. The
                    Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or future operations.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7. Recent           In  June  2002, the  FASB issued  SFAS No. 146,  "Accounting
   Accounting       for Costs  Associated  with  Exit or  Disposal  Activities."
   Pronounce-       This  standard, which  is  effective  for  exit or  disposal
   ments            activities  initiated after December 31,  2002, provides new
   Continued        guidance on the  recognition,  measurement  and reporting of
                    costs  associated  with  these   activities.   The  standard
                    requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan.
                    The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                    In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or operations.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7. Recent           In  November 2002,  the FASB  issued  Interpretation No. 45,
   Accounting       Guarantor's  Accounting  and   Disclosure  Requirements  for
   Pronounce-       Guarantees,   Including   Guarantees   of   Indebtedness  to
   ments            Others,  an  Interpretation  of  FASB Statements  No. 5, 57,
   Continued        107 and a  rescission  of FASB  Interpretation  No. 34. This
                    Interpretation elaborates on the disclosures to be made by a guarantor  in its  interim and annual  financial  statements
                    about  its  obligations   under   guarantees   issued.   The
                    Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact this interpretation will have on the Company's results of operations and financial position.

                    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The Company is currently evaluating the impact this interpretation will have on the Company's result of operations and financial positions.

8. Subsequent       In  August  2003, the  Company  agreed  to convert $1,000 of
   Events           related  party  notes  payable  to  10,000  shares of common stock. In  addition,  the  Company  obtained  an  additional
                    $1,600 in related party notes payable that it converted to 16,000 shares of common stock.

                    In October 2003, the Company issued 47,500 shares of common stock in satisfaction of services received totaling $4,250 incurred in 2003 as well as another note payable from a related party in the amount of $500.


--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8. Subsequent       In November 2003,  the Company  entered into  stock purchase
   Events           agreements  with  an individual  and a  company whereby they
   Continued        have  agreed to  purchase 3,450,000  shares of  common stock at a purchase price of $69,000.

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

                    In December 2003, the Company's board of directors granted 1,200,000 stock options to certain officers and directors of the Company. Each option is exercisable at $0.02 per share and expires December 31, 2008.


--------------------------------------------------------------------------------

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

ITEM 8A.  CONTROLS AND PROCEEDURES

     (a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting members of the management to material information relating to the Company required to be included in our periodic SEC filings.

     (b) Changes in internal controls. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

     The current directors and officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                        Age         Position
      ----                        ---         --------

      Thomas B. Marsh             50          CEO/President/Director
      Daniel F. Crowley           54          Director, Audit Committee Chairman
      Dennis Blomquist            50          Chief Financial Officer/Director

     Background information about the Company's officers and directors is as follows:

     Thomas B. Marsh. Mr. Marsh was appointed President and Director of Viking in November 2003. He has also served as secretary, treasurer and a director of PurchaseSoft, Inc. since August 5th, 2002. Mr. Marsh is a Partner and co-founder of Marsh+Flagg. Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart Germany. Prior to PurchaseSoft and Marsh+Flagg, Marsh was COO at Co-Mack Technology, CEO of Emark Corporation and President of Spectrum Companies International. Marsh attended Williams College with a major in economics.

     Daniel F Crowley. Mr. Crowley has been a private investor and business consultant since 2002. Mr. Crowley is a principal in and co-founder of Spectrum Partners LLC, a business strategy and development advisory firm, specializing in the transportation and logistics industry, with offices in Scottsdale, Arizona. Prior to Spectrum Partners LLC, Mr. Crowley was Executive VP & CFO at BAX Global from 1998 through 2002. Previous positions include senior management positions with Frito-Lay International, and Grand Metropolitan PLC companies including The Pillsbury Company and Pearle Vision. Mr. Crowley has a CPA from the State of New York, a MBA in Finance from Columbia University G

     Dennis Blomquist. Mr. Blomquist was a founder of the Company, and served as Vice- president from inception in May 1998 until March 2001, when he was appointed as President and Treasurer. He resigned as president in connection with the change of our business plan but continues to serve as CFO and a director. In addition to his work for us, he has been self employed for the past eight years as a business consultant providing data base administration, development and computer related services to a variety of businesses. From June 1996 to December 1997, Mr. Blomquist worked for Parami Productions, Inc., Studio City, California, a film and television development company as director of development.

Control Persons

     Our change of business plan was proposed to our previous management by Donald E. Tucker. In connection with our change of business plan, Mr. Tucker acquired voting control of the Company. Information about Donald E. Tucker is as follows:

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

Significant Employees

      None

Family Relationships

     There are no family relationships among our officers and directors.

Other Involvement in Certain Legal Proceedings

     There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. The Company's previous management failed to file required reports under Section 16. However, in December 2003, Dennis Blomquist filed a Form 3 relating to his shares of the Company's common stock. In December 2003, new directors Thomas B Marsh and Daniel Crowley, and control shareholder Donald E. Tucker each filed a Form 3.

Code of Ethics

     We have adopted a code of ethics that applies to all executive officers, directors and employees of the Company, a copy of which is filed as Exhibit 14 to this Form 10-KSB.

Committees of the Board of Directors

     We have recently changed are business plan and appointed new management. We intend to increase the size of our Board of Directors during 2004 and in connection therewith, we intend to establish committees of the Board of Directors. We anticipate that these committees will include an audit committee, a compensation committee and nominating committee. Daniel Crowley has been appointed head of the audit committee. We are currently unable to determine the timing of when these committees will be established.

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 2000, 2001, or 2002.

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                             Annual Compensation                 Long-Term Compensation
                       ---------------------------------  ------------------------------------
                                                                    Awards           Payouts         All
Name and Other Annual                       Options/      -----------------------  -----------      Other
Principal Position     Year  Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
------------------     ----  ------  -----  ------------  ------------  ---------  ------------  ------------
Dennis Blomquist (1)   2002   $-0-    -0-      $5,000          -0-         -0-         -0-            -0-
 President             2001   $-0-    -0-         -0-          -0-         -0-         -0-            -0-
                       2000   $-0-    -0-         -0-          -0-         -0-         -0-            -0-

     (1) Mr. Blomquist resigned as president in 2003 in connection with the change of our business plan. He is currently a director and the chief financial officer of the Company. In 2002, Mr. Blomquist acquired from the Company the assets related to our previous operations as payment for services rendered. These services were valued at $5,000.

Stock Options Granted in the Last Fiscal Year

     No stock options were granted to management during 2000, 2001 or 2002.

Compensation of Directors

     We have not adopted a compensation plan for our Board of Directors. We have granted Director Daniel F. Crowley an option to purchase 200,000 shares of our common stock. We have also granted our CEO, Thomas B. Marsh an option to purchase 1,000,000 shares of our common stock.

Employment Agreements

     The Company is currently not a party to any employment agreement with any officer, director or other person. We anticipate that we will enter into employment agreements with our chief executive officer and other key employees.

Equity Compensation Plan Information

     Currently the only equity compensation plans we have adopted are grants of options to Thomas B. Marsh and Daniel F. Crowley. On December 18, 2003, Viking's board of directors granted stock options to Thomas B. Marsh, our CEO, president and a director of Viking, and Daniel F. Crowley, a director of Viking. Each option is exercisable at $.02 per share and expires December 31, 2008. Mr. Marsh's option is for 1,000,000 shares of Viking's common stock and Mr. Crowley's option is for 200,000 shares of Viking' common stock. Each option agreement provides for registration rights on Form S-8 for the shares underlying such options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of our Common Stock beneficially owned as of January 14, 2004 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                                           Common
Shareholder                                Stock                  Percentage
-----------                                ------                 ----------

Thomas B. Marsh (1) (2)                      -0-                     -0-
Daniel F. Crowley (1) (3)                    -0-                     -0-
Dennis Blomquist (1)                        850,000                 13.5 %
Donald E. Tucker (4)                      3,200,000                 50.8 %

All officers and directors as a
group 3 persons                             850,000                 13.5 %

TOTAL                                     6,294,650                  100 %

     (1)  These are the officers and directors of the Company.

     (2) Does not include 1,000,000 shares which are issuable under a currently exercisable stock option.

     (3) Does not include 200,000 shares which are issuable under a currently exercisable stock option.

     (4) Does not include 20,000,000 shares which may be issued if (i) Mr. Tucker exercises an option to purchase 5,000,000 shares of our Series A Preferred Stock, and (ii) he converts such Series A Preferred Stock into shares of our common stock.

Outstanding Options and Warrants

     The only outstanding options to purchase shares of our common stock are the options granted to Thomas B. Marsh for 1,000,000 shares and to Daniel F. Crowley for 200,000 shares which are described in Item 10 of this Form 10-KSB. We have also granted Donald E. Tucker an option to purchase 5,000,000 shares of our Series A Preferred Stock which is further described in Item 1 of this Form 10-KSB. Each share of Series A Preferred Stock is convertible into 4 shares of our common stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have issued shares to our previous management for services and for repayment of debt. These transactions are described in Item 5 of this Form 10-KSB. We also transferred certain assets to our former president Dennis Blomquist as payment for services rendered. The assets transferred were those related to our discontinued operations. The value of such assets and the value of the services rendered were estimated to be $5,000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      A.  Exhibits

      Exhibit
      Number    Exhibit
      -------   -------
      3.1       Article of Incorporation (1)
      3.2       Designation of Series A Preferred Stock (2)
      3.3       Bylaws (1)
      10.1      Option Agreement - Donald B. Tucker (3)
      10.2      Option Agreement - Thomas B. Marsh (3)
      10.3      Option Agreement - Daniel F Crowley (3)
      10.4      Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
      10.5      Patent and Technology License Agreement (3)
      14        Code of Ethics (2)
      31.1      Certification of Chief Executive Officer in accordance with 18
                U.S.C. Section 1350, as adopted by Section 302 of the  Sarbanes-
                Oxley Act of 2002 (2)
      31.2      Certification of Principal Financial Officer in accordance with
                18 U.S.C. Section 1350, as adopted by Section 302 of the
                Sarbanes- Oxley Act of 2002 (2)
      32.1      Certification of Chief Executive Officer in accordance with 18
                U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-
                Oxley Act of 2002 (2)
      32.2      Certification of Chief Financial Officer in accordance with 18
                U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-
                Oxley Act of 2002 (2)

(1) Incorporated herein by reference from Registrant's Form 10-SB dated February 2, 2002.

(2) Attached hereto as an Exhibit.

(3) Incorporated herein by Reference from the Registrant's Current Report on Form 8-K dated December 22, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The aggregate fees billed by Tanner & Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2002, June 2002, September 30, 2002 and March 31, June 30 and September 30, 2003 were $16,500.

     Audit Related Fees. For the fiscal year ended December 31, 2002, the aggregate fees billed for assurance and related services by Tanner & Co.
relating to the resolution of SEC comments which are not reported under the caption "Audit Fees" above, was $2,800.

     Tax Fees. For the fiscal year ended December 31, 2002, the aggregate fees billed by Tanner & Co. for other non-audit professional services, other than those services listed above, totaled $400

     We do not use Tanner & Co. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Tanner & Co. to provide compliance outsourcing services.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Tanner & Co. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o approved by our audit committee (which consists of our entire board of directors); or

     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     Under the direction of Audit Committee Chairman Dan Crowley, our entire Board of Directors currently acts as our audit committee. Our Board of Directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Tanner & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Tanner & Co. independence.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Viking Systems, Inc.


      Date: January 27, 2004                 By /s/ Thomas B. Marsh
                                                --------------------
                                                CEO/President
                                                Principal Executive Officer
                                                Chairman of the Board

      Dated: January 28, 2004                By /s/ Dennis Blomquist
                                                --------------------
                                                Chief Financial Officer/Director

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                Capacity                Date

/s/ Thomas B. Marsh              CEO/President/Director      January 27, 2004


/s/ Daniel F. Crowley                    Director            January 28, 2004


/s/ Dennis Blomquist                   CFO/Director          January 28, 2004