Form 10KSB
period 2003-12-31
VIKING SYSTEMS INC
filed 2004-03-09
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No __ ; (1) Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __.

     The Issuer's  revenues  for the fiscal year ended  December 31, 2003 were $
-0-

     As of March 8, 2004, there was 6,294,650 shares of the Issuer's common stock were issued and outstanding of which 2,244,650 were held by non-affiliates. As of March 8, 2004, there was no active market for the Issuer's common stock.



                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                                                            Page

PART I.........................................................................2

    Item 1.  Description of Business...........................................2

    Item 2.  Properties.......................................................10

    Item 3.  Legal Proceedings................................................10

    Item 4.  Submission of Matters to a Vote of Security Holders..............11

PART II.......................................................................11

    Item 5.  Market for Common Equity and Related Stockholder Matters.........11

    Item 6.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operation.......................................16

    Item 7.  Financial Statements.............................................23

    Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...................................41

    Item 8A.  Controls and Procedures.........................................41


PART III......................................................................41

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........41

    Item 10. Executive Compensation...........................................44

    Item 11. Security Ownership of Certain Beneficial Owners and Management...46

    Item 12. Certain Relationships and Related Transactions...................47

    Item 13. Exhibits Financial Statements, Schedules and Reports on Form 8-K 47

    Item 14. Principal Accountant Fees and Services...........................48

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Viking Systems, Inc. ("Viking," "we," "us," "our" or "the Company") was incorporated in Nevada on May 28, 1998. We have recently adopted a new business plan which will result in Viking engaging in the business of acquiring and operating medical device companies.

     We were originally engaged in the computer training and services business but were unsuccessful in our operations and terminated those operations in December 2002. (See "Item 1, Description of Business- Previous Operations"). Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or
(iii) in earnings. Because of a lack of funds, we were unable to fund the costs of complying with our filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, our Board of Directors, as then constituted, considered and approved a proposal from a third party relating to a change of Viking's business plan and an infusion of capital. Since November 2003, a new Board of Directors and new officers have been appointed, a limited amount of capital has been raised and a commitment for additional capital has been obtained. Since November 2003, we have filed Form 10-KSB's and 10-QSB's necessary to become current in our filing responsibilities under Section 13 of the Securities Exchange Act of 1934, as amended. Our new Board of Directors has adopted a new business plan which calls for Viking to engage in the business of development, manufacturing and marketing of medical devices. Our plan is to complete a series of acquisitions in the medical device market, initially focusing on companies with vision, optics, laser, sensor and related medical technology for the surgeon.

     The principal investor in Viking, following the recent change in control, is Donald E. Tucker. Mr. Tucker has been employed by a large consulting and technology firm for the past twenty four (24) years, and has been a Partner for thirteen (13) years. Currently, Mr. Tucker has global responsibility for the Medical Technology, Diagnostics and Devices industry segment, as well as the west coast Biotech/Pharmaceutical market. He has primary responsibility for establishing global market and operational leadership in these industry segments and is also an advisor to a number of associations in the life science industry. Mr. Tucker's experience is in the strategy, planning and implementation of large-scale complex change programs with extensive involvement in new product development, supply chain management and commercial operations. He has served numerous Fortune 100 companies in planning and executing global mergers, consolidating operations and implementing new strategic capabilities. He has worked extensively throughout the Americas and Europe.

     The President of Viking, following the change in control, is Thomas B. Marsh. During the past five years Mr. Marsh has been a Partner and Co-founder of Marsh + Flagg, a merger and acquisition advisory firm, COO of Co-Mack Technology and a Director and Secretary/Treasurer of PurchaseSoft Inc.

     On December 22, 2003, we entered into an Asset Purchase Agreement for our first acquisition. (See "Item 1. Description of Business-Acquisition Agreement with Vista Medical Technologies, Inc.") We expect this acquisition to be completed in April 2004.

     As a result of the recent changes in our business plan, the termination of our previous operations, and the issuance of additional shares of our common stock, the financial statements and other financial information contained herein do not provide meaningful information as to our future operations and financial position.

Acquisition Strategy

     Viking is strategically focused on developing a portfolio of medical products, technologies and services that serve the needs of the surgical environment. Through our own anticipated development capabilities, targeted acquisitions and a network of business alliances, we intend to position Viking as a leader in integrated information, visualization and surgical control solutions.

     Early Stage Ventures. We are interested in early stage ventures and research programs (private or public) with technologies that are either focused on clinical/surgical information or leading edge imaging and optics appropriate to minimally invasive or complex surgical procedures. We seek investment opportunities and licensing agreements with those that meet our standards of commercial potential, portfolio alignment and patents of strategic value.

     Mergers and Acquisitions. We are actively seeking businesses, operations and product-lines that are focused on clinical/surgical information, digital imaging, 3D visioning, surgical robotics, endoscopic and laparoscopic solutions and single-use surgical products. We believe there are a substantial number of businesses in both North America and Europe that are complementary to our technologies, portfolio requirements and strategic direction. Given the continuing downturn in provider capital spending, a weak IPO market and the need for alternative exit strategies for the many venture capital firms holding a portfolio of small medical technology companies, we believe we offer a pathway for growth and success. We intend to play an increasing role in the medical technology market, with the goal of generating revenues, profitability and increased market value.

      Small and midsize companies, operations or products that we acquire will likely meet some or all of the following criteria:

      o Demonstrated revenue growth
      o Strategic patents and/or technology leadership
      o Strong relationships in the surgical community
      o Regulatory approval (FDA and/or CE)
      o Solid technical management and skills
      o Distribution and/or Service capability

     Business Alliances and Partnerships. We invite businesses that require expanded distribution and have products and services within the scope and intent of our business to contact us. We are particularly interested in organizations with clinical/surgical information capabilities, a systems integration and engineering focus and/or have software and imaging products currently recognized and in-use in the surgical environment.

Acquisition Agreement with Vista Medical Technologies, Inc.

     On December 22, 2003, we entered into an Asset Purchase Agreement ("Purchase Agreement") with Vista Medical Technologies, Inc. ("Vista"), a Delaware corporation. Pursuant to the Purchase Agreement, we agreed to purchase, subject to the terms and conditions of the Purchase Agreement, certain assets used by Vista in its medical device and technology business (the "Medical Technology Business"). In addition to the purchase of assets from Vista, we will, at the closing of the acquisition, enter into a "License Agreement" with Vista whereby we will have the exclusive, worldwide license to commercialize certain intellectual property owned by Vista which is used in the Medical Technology Business. The closing of the Purchase Agreement is subject to several conditions, including but not limited to, approval by Vista's stockholders and accordingly, there can be no assurance that the agreed upon acquisition will be completed. If all conditions of the Purchase Agreement are fulfilled or waived, we anticipate that the Purchase Agreement will close in April 2004.

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

     General Terms of the Purchase Agreement. The Purchase Agreement provides that we will acquire from Vista, the assets relating to the Medical Technology Business for the following considerations: (i) cash in an amount not exceeding $400,000; (ii) the issuance of approximately 3,054,000 shares of our common stock to Vista; and (iii) the assumption of certain liabilities relating to the Medical Technology Business and the assets purchased. The closing of the purchase is subject to several conditions including the approval of the transaction by the stockholders of Vista. Vista anticipates that it will hold a Special Meeting of Stockholders in April 2004 to consider and vote upon the sale of assets pursuant to the Purchase Agreement.

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

     The License Agreement, which will be effective on the date of closing of the Purchase Agreement, requires us to pay a royalty of 5% of gross revenues (as defined in the License Agreement) for certain product sales transactions and 10% of gross revenues for other product sales transactions. The License Agreement grants us the worldwide, exclusive license to use the Intellectual Property to manufacture, market, sublicense or otherwise commercialize products using the technology included in the Intellectual Property. The License Agreement provides for minimum annual royalties ranging from $175,000 to $375,000 per year.

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

     If we fail to pay the required minimum royalties or otherwise breach the License Agreement, Vista may terminate the license.

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

Plan of Operation - Vista Medical Technologies

     As described above, Viking has recently adopted a new business plan which will result in Viking engaging in the business of acquiring and operating medical device companies. The first acquisition identified by Viking is the Medical Technology Business of Vista. The closing of such acquisition is subject to certain conditions, including approval by Vista's shareholders. Assuming the completion of Viking's acquisition of the Medical Technology Business of Vista, Viking's current plan of operation for the next twelve months is as follows:

     Cash Requirements. Inasmuch as Vista's Medical Technology Business is an ongoing operation, and as a result of cost reductions put in place by Vista prior to the execution of the Acquisition Agreement, Viking anticipates that it will not need significant additional capital to fund the operations of the Medical Technology Business being acquired from Vista. Viking will look for other acquisitions during the next 12 months and if additional acquisitions are identified, Viking will be required to raise additional capital to fund such acquisitions. Inasmuch as no additional acquisitions have been identified as of this time, Viking is unable to predict the amount of additional capital which may be necessary. Viking anticipates that at least initially, when it requires additional capital it will attempt to obtain such additional capital through the sale of its securities in private transactions. Viking may also borrow money to cover any shortages in working capital. If required, the additional working capital will most likely be raised in conjunction with Viking's next acquisition.

     Research and Development. Viking will have no research and development expense requirements until it completes the acquisition of Vista's Medical Technology Business or some other medical device or technology business. Vista's research and development expenses related to its Medical Technology Business were $1,178,000 and $1,709,000 for the years ended December 31, 2003 and 2002, respectively. If the acquisition of Vista Medical Technology business is completed, Viking intends to complete the current effort of Vista to introduce new high resolution versions of Vista's 3D camera and HMD by the third quarter of 2004. We anticipate that research and development expenses for Vista' Medical Technology Business will be approximately $765,000 in 2004.

     Expenditures for Plant and Equipment. Viking does not anticipate that it will purchase or sell any plant facilities in the next 12 months. Based upon Vista's historical expenditures and 2004 budget, Viking anticipates that equipment expenditures for equipment needed in the Medical Technology Business to be acquired from Vista will be approximately $25,000.

     Employees. The business acquired by Viking from Vista has been operating from the same location as a fully staffed business for several years. As a result of the acquisition, Viking will hire all but one of current employees of Vista who are working in the Medical Technology Business. The only Medical Technology Business employee of that will not be employed by Viking after the acquisition is the corporate CFO of Vista. Viking's plan of operation for Vista will be to increase the sales staff from one sales person to four by year-end.

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

Tucker owns 3,200,000 or 53.5 percent of the shares of common stock issued. He also has been granted an option to purchase 5,000,000 shares of our Series A Preferred Stock. Troika Capital Investments and its affiliates own 600,300 or
9.5 per cent of the shares of common stock issued. For additional information about Donald E. Tucker, see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act".

Previous Operations

     Viking was initially formed for the purpose of providing training and curriculum for the information technology industry on "Open Source" topics. "Open Source" refers to software which has its source code open and available for anyone to see, utilize or alter. The cornerstone of "Open Source" software is the Linux operating system. After its formation Viking established a training center in Phoenix, Arizona and developed and taught three courses including:
"Linux New User", "Linux Install and Configuration" and "Linux System Administration". Viking developed and taught various instructional courses, which gave participants a basic understanding of Linux. In conjunction with the training program, Viking developed three publications for classroom based instruction. The costs of maintaining the training center and the support to develop new curriculum exceeded the revenues we generated. Viking's management discontinued the training and curriculum business at the beginning of 2002 and focused on web-hosting, web designing, small computer systems and computer networking. Viking's management determined that it would be in the best interests of the Company and its shareholders to discontinue its computer related operations which it did in December 2002. We conducted no operations in 2003 and in November 2003, new management was appointed and the current business plan of the Company was adopted.

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

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Viking's shareholders for a vote during the last quarter of the year ended December 31, 2003.

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

                                               High Bid    Low Bid
                                               --------    -------
      Fiscal Year Ended  December 31, 2001

                        First Quarter           $2.00       $1.00
                        Second Quarter           1.15        1.00
                        Third Quarter            1.20        1.00
                        Fourth Quarter           1.05         .75

      Fiscal Year Ended December 31, 2002

                        First Quarter           $  .75      $ .75
                        Second Quarter             .75        .75
                        Third Quarter              .75        .75
                        Fourth Quarter             .75        .75

      Fiscal Year Ended December 31, 2003

                        First Quarter           $  .75      $ .75
                        Second Quarter             .75        .75
                        Third Quarter              .75        .75
                        Fourth Quarter             .76        .75

      Fiscal Year Ended December 31, 2004

                        First Quarter           $  .75      $1.50
                        Through March 5, 2004

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

2003

     In December, 2003, we issued 81,000 shares of our restricted common stock for the conversion of $8,100 in outstanding debt to Mark Scharmann and Troika Capital Investment.

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

     In December 2003, we issued 22,500 shares to David Knudson for services rendered valued at $2,250.

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

Equity Compensation Plan Information

     No equity compensation programs were in place as of December 31, 2003. The following table summarizes information about the Company's equity compensation plans as of December 31, 2003.

                                                                             Number of
                                                                             Securities
                                                                             Remaining
                                                                           Available for
                                        Number of                         Future Issuance
                                     Securities to be  Weighted-Average    Under Equity
                                       Issued Upon      Exercise Price     Compensation
                                       Exercise of      of Outstanding   Plans (Excluding
                                       Outstanding         Options,         Securities
                                    Options, Warrants    Warrants and      Reflected in
Plan Category                         and Rights (a)      Rights (b)      Column (a)) (c)
-----------------------------------------------------------------------------------------
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

Holders

     As of February 25, 2004, there were 6,294,650 shares of common stock outstanding and approximately 81 stockholders of record of common stock.

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

Overview

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

Liquidity and Capital Resources

     As of December 31, 2003, we had total assets of $35,525 consisting of cash. As of December 31, 2003, we had total liabilities of $21,218 consisting of accounts payable from discontinued operations. In December 2003, we raised approximately $69,000 from the sale of our common stock to fund professional fees and related costs necessary to become current in our filings with the Securities and Exchange Commission and to other administrative matters. In order to complete the acquisition of assets from Vista, we need to raise a minimum of $400,000 which we intend to do by selling shares of our Series A Preferred Stock to Donald E. Tucker.

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

     We do not believe that we will be required to raise significant additional capital, if any, in connection with the operation of the business we purchase from Vista.

Results of Operations

        We had no revenues from continuing operation in the years ended December 2003 and 2002. In 2003 and 2002, we had a net loss from discontinued operations of $41,646 and $12,887 respectively. We anticipate that we will not generate any revenues until we close the Vista acquisition or effect some other acquisition.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have been informed by Vista that there are no off-balance arrangements that have or are reasonably likely to have a current or future effect on the financial position or financial condition of Medical Technology Business we will acquire from Vista.

Contractual Obligations and Commitments

     Except for our obligations pursuant to the Asset Purchase Agreement and License Agreement with Vista, we currently have no long-term debt arrangements, capital lease commitments, operating bases, letter of credit, or purchase obligations.

Plan of Operation

     Our current business plan is described in "Item 1 - Description of Business".

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

     Income Taxes. In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company's Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

     In accordance with SFAS 142, we will initiate a goodwill impairment assessment during the first quarter of fiscal 2004. The results of this analysis concluded that there was no impairment charge.

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

Recent Accounting Pronouncements

     See footnote 10 to the financial statements included as Item 7 of this Form 10-KSB.

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

Forward Outlook and Risks

     This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

     Auditor's Opinion has a Going Concern Qualification. Our auditor's report dated March 1, 2004 for the year ended December 31, 2003 included a going concern qualification which stated that our significant operating losses raise substantial doubt about its ability to continue as a going concern.

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

ITEM 7.     FINANCIAL STATEMENTS

                                                   Index to Financial Statements
--------------------------------------------------------------------------------

                                                                            Page

Independent Auditor's Report..................................................24

Balance Sheet.................................................................26

Statement of Operations.......................................................26

Statement of Stockholders' Equity (Deficit)...................................27

Statement of Cash Flows..................................................28 - 29

Notes to Financial Statements............................................30 - 40

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Viking Systems, Inc.


We have audited the accompanying balance sheet of Viking Systems Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses and cash outflows from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tanner + Co.


Salt Lake City, Utah
March 1, 2004

                                                            VIKING SYSTEMS, INC.
                                                                   Balance Sheet
                                                               December 31, 2003
--------------------------------------------------------------------------------

         Assets

Current assets:
  Cash                                                             $     35,525
Assets from discontinued operations                                           -
                                                                   -------------

          Total current assets                                           35,525

Property and equipment, net of accumulated depreciation of $6,027             -
                                                                   -------------

                                                                   $     35,525
                                                                   -------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities:
  Liabilities from discontinued operations                         $     21,218
                                                                   -------------

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, 25,000,000 shares
    authorized;  6,294,650 shares issued and outstanding                  6,295
  Additional paid-in capital                                            338,705

  Accumulated deficit                                                  (330,693)
                                                                   -------------

          Total stockholders' equity                                     14,307
                                                                   -------------

                                                                   $     35,525
                                                                   -------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Operations
                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                                          2003          2002
                                                     ---------------------------

Net loss from discontinued operations, net of tax    $   (41,646)   $   (12,887)
                                                     ---------------------------

Net loss from disposal of discontinued assets                  -              -
                                                     ---------------------------

    Net loss                                         $   (41,646)   $   (12,887)
                                                     ---------------------------

Net loss per common share -
   basic and diluted                                 $     (0.01)   $     (0.01)
                                                     ---------------------------

Weighted average number of common shares -
  basic and diluted                                    3,061,000      2,548,000
                                                     ---------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                     Statement of Stockholders' Equity (Deficit)
                                          Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                            Preferred Stock     Common Stock    Additional   Accumu-
                            ----------------------------------   Paid-in      lated
                            Shares   Amount   Shares    Amount   Capital     Deficit     Total
                            --------------------------------------------------------------------
Balance, January 1, 2002         -   $    -  2,471,150  $2,471  $  240,179  $(276,160) $(33,510)

Issuance of common stock
for the conversion of debt       -        -    205,000     205      20,295          -    20,500

Issuance of common stock
for services                     -        -     15,000      15       1,485          -     1,500

Net loss                         -        -          -       -           -    (12,887)  (12,887)
                            --------------------------------------------------------------------
Balance, December 31,
2002                             -        -  2,691,150   2,691     261,959   (289,047)  (24,397)

Issuance of common stock
for the conversion of debt       -        -     81,000      81       8,019          -     8,100

Issuance of common stock
for services                     -        -     72,500      73       3,177          -     3,250

Issuance of common stock
for cash                         -        -  3,450,000   3,450      65,550          -    69,000

Net loss                         -        -          -       -           -    (41,646)  (41,646)
                            --------------------------------------------------------------------
Balance, December 31,
2003                             -   $    -  6,294,650  $6,295  $  338,705  $(330,693) $ 14,307
                            --------------------------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                       2003           2002
                                                  ------------------------------

Cash flows from operating activities:
   Net loss                                          $(41,646)      $(12,887)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                          -          3,321
      Debt issued for lease expense                       920              -
      Stock issued for services                         3,250          1,500
      Gain on settlement of payables                        -        (17,633)
      Decrease (increase) in:
        Accounts receivable                             1,333           (203)
        Other current assets                                -            702
      Increase (decrease) in:
        Accounts payable                                2,375          9,352
                                                  ------------------------------

          Net cash used in operating activities       (33,768)       (15,848)
                                                  ------------------------------

Cash flows from investing activities-
  purchase of property and equipment                        -            (67)
                                                  ------------------------------

Cash flows from financing activities:
  Issuance of common stock                             69,000              -
  Payments on related party notes payable              (4,730)             -
  Proceeds on related party notes payable               4,665         15,057
                                                  ------------------------------
          Net cash provided by
          financing activities                         68,935         15,057
                                                  ------------------------------

          Net change in cash and cash equivalents      35,167           (858)

Cash and cash equivalents at beginning of year            358          1,216
                                                  ------------------------------

Cash and cash equivalents at end of year             $ 35,525       $    358
                                                  ------------------------------


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

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental cash flow information:

   During the year ended December 31, 2003 the Company issued 81,000 shares of common stock to retire related party notes payable of $8,100.

   During the year ended December 31, 2002 the Company issued 205,000 shares of common stock to retire related party notes payable of $20,500.

   No amounts were paid for interest or income taxes during the years ended December 31, 2003 and 2002.


--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  Organization    Organization and Business
    and Summary Viking Systems, Inc., (the Company) was organized as a of Significant corporation in the state of Nevada on May 28, 1998, for Accounting the purpose of providing training and curriculum for the
    Policies        information  technology  industry. During  2001, the Company changed its business  focus to the  development  of software applications,  hardware sales and leasing,  and training and support.  As of December 31, 2002, the Company  discontinued
                    its current  operations.  The  Company  has entered  into an agreement to  purchase,  subject to various  conditions  and approvals,  the  assets  of Vista  Medical  Systems,  Inc.'s
                    ("Vista")  visualization   technology  business.   Vista,  a
                    Delaware  Corporation,   is  involved  in  the  development,
                    manufacture,   and  sale  of  medical  devices  and  related
                    technology. After the proposed acquisition, the Company will continue to develop, manufacture, and sell the products associated with Vista's visualization technology business.
                    Due to the conditions and approvals that must be met prior to closing the purchase transaction, there can be no assurance that the acquisition will ultimately occur.

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

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.  Organization    Impairment or Disposal of Long-Lived Assets
    and Summary In August 2001, the Financial Accounting Standards Board of Significant issued Statement of Financial Accounting Standards No. 144 Accounting ("SFAS 144"), "Accounting for the Impairment or Disposal of
    Policies        Long-Lived  Assets"   which  supersedes  both  statement  of
    Continued       Financial   Accounting  Standards   No.  121  ("SFAS  121"),
                    "Accounting for the  Imparment of Long-Lived  Assets and for
                    Long-Lived  Assets to Be Disposed Of" and the accounting and reporting  provisions of APB Opinion No. 30 ("Opinion  30"),
                    "Reporting the Results of Operations - Reporting the Effects
                    of Disposal of a Segment of a Business,  and  Extraordinary,
                    Unusual and Infrequently Occurring Events and Transactions,"
                    for the disposal of a segment of a business  (as  previously defined in that Opinion).  SFAS 144 retains the  fundamental
                    provisions  in  SFAS  121  for   recognizing  and  measuring
                    impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Viking adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on Viking's financial position or results of operations.

                    Income Taxes
                    Deferred income taxes are provided, in amounts sufficient to give effect to timing differences between financial and tax reporting.

                    Use of Estimates in the Preparation of FinancialStatements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization The computation of diluted earnings per common share is and Summary based on weighted average number of shares outstanding of Significant during the year plus common stock equivalents which would Accounting arise from the exercise of stock options and/or warrants
    Policies        outstanding  using the treasury stock method and the average
    Continued       market  price  per  share  during  the  year.  Common  stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

                    Stock-Based Compensation
                    The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net loss, as all these options granted had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                    Stock-Based Compensation - Continued

                                                             -------------------
                                                                 Years Ended
                                                                 December 31,
                                                             -------------------
                                                                2003      2002
                                                             -------------------

                    Net loss, as reported                    $(41,646) $(12,887)
                    Deduct:
                    Total stock-based employee compensation
                      expense determined under
                      fair value based method for all awards,
                      net of related tax effects               (3,132)        -
                                                             -------------------
                    Pro forma net loss                       $(44,778) $(12,887)

                    Loss per share:
                      Basic and diluted - as reported        $   (.01) $   (.01)

                      Basic and diluted - pro forma          $   (.01) $   (.01)
                                                             -------------------

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization    Reclassifications
    and Summary     Certain reclassifications have been made to the December 31, of Significant  2002  financial  statements  to conform to the  December 31,
    Accounting      2003 financial statement presentation.
    Policies
    Continued

2.  Going           The  accompanying financial  statements  have  been prepared
    Concern         under the  assumption  that the  Company will  continue as a going concern. Such assumption  contemplates the realization of assets  and  satisfaction  of  liabilities  in the normal course of business. As shown in the financial statements for the years ended  December 31, 2003 and 2002, the Company has
                    incurred   losses  and  net  cash  outflows  from  operating
                    activities, and as of December 31, 2002, the Company discontinued all ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company has entered into an agreement to purchase, subject to various conditions and approvals, the assets of Vista Medical Systems, Inc.'s visualization technology business. Vista, a Delaware Corporation, is involved in the development, manufacture, and sale of medical devices and related technology. After the proposed acquisition, the Company will continue to develop, manufacture, and sell the products associated with Vista's visualization technology business. Due to the conditions and approvals that must be met prior to closing the purchase transaction, there can be no assurance that the acquisition will ultimately occur. The Company will need additional financing subsequent to the proposed acquisition. The Company plans to obtain such financing through the sale of equity securities. There can be no assurance that such financing will be available on acceptable terms, or at all.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3. Proprietary      When  the Company  was  formed, 1,000,000  shares of  common
   Technology       stock were issued in  exchange  for  proprietary  technology
                    valued  at  $-0-  based  on  the  historical   cost  of  the
                    transferors of the technology. At December 31, 2002 the Company transferred the technology to an officer of the Company in satisfaction of accrued wages.

4. Discontinued On December 31, 2002, the Company's management and board Operations of directors decided to discontinue current operations due
                    to  the  Company's   insufficient   cash  flows  to  support
                    operations.

                    For the year ended December 31, 2003 liabilities from discontinued operations consist of the following:

                       Liabilities from discontinued operations:
                          Accounts payable                             $ 21,218
                                                                       ---------

                    Income  statement presentation  for the years ended December
                    31:
                                                                2003      2002
                                                             -------------------

                       Revenue                               $  7,935  $ 32,919
                       Cost and expenses                      (49,581)  (45,806)
                                                             -------------------
                       Net loss from discontinued
                       operations                            $(41,646) $(12,887)
                                                             -------------------

5.  Preferred       In  December  2003, the  Company  granted an  individual the
    Stock           option to purchase  5,000,000 shares of the Company's Series
                    A  Preferred  Stock.  Each share of the  Series A  Preferred
                    Stock is convertible into 4 shares of common stock. Each share of Series A Preferred Stock will have four votes.

                    In order to have sufficient number of shares of common stock authorized for issuance at conversion of the Series A
                    Preferred Stock and to allow for future financing transactions, the board of directors intend to seek shareholder consent to amend the Company's Articles of Incorporation to increase the number of shares of common stock and preferred stock authorized.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.  Income Taxes    The difference  between income taxes at statutory  rates and the amount presented in the financial statements is a result of the following:


                                                                 2003     2002
                                                              ------------------
                       Income tax benefit at statutory rate   $ 8,000   $ 3,000
                       Change in valuation allowance           (8,000)   (3,000)
                                                              ------------------
                                                              $     -   $     -
                                                              ------------------

                    Deferred tax assets are as follows at December 31, 2003:


                              Operating loss carryforward from
                               discontinued operations                 $ 66,000
                              Valuation allowance                       (66,000)
                                                                       ---------
                                                                       $      -
                                                                       =========

                    The Company has a net operating loss of approximately $331,000 which begins to expire in 2019. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

7. Related Party    During the year ended  December 31, 2003, the Company issued
   Transactions     81,000 shares of common stock to retire  related party notes payable of $8,100.

                    During the year ended December 31, 2002 the Company issued 205,000 shares of common stock to retire related party notes payable of $20,500. The notes did not originally contain a conversion feature.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Stock           The  Company has  adopted  the  intrinsic  value  method  of
    Options         accounting  for stock  options  under  APB 25 with  footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted. See Note 1 for the pro forma effect on net loss per share if the Company had applied the fair value recognition provision of FAS 123.

                    FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is near zero, the expected risk-free rate of return is 2 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                    Stock options issued during the year ended December 31, 2003, had an average value of $.02.

                    Common Options
                    A summary of the status of options granted as of December 31, 2003 and 2002 and changes during the periods then ended is presented below:


                                                   2003               2002
                                           -------------------------------------
                                                     Weighted           Weighted
                                                     Average            Average
                                                     Exercise           Exercise
                                             Shares   Price     Shares   Price
                                           -------------------------------------
                       Options outstanding
                        beginning of year          - $      -        -  $      -
                         Granted           1,200,000     0.02        -         -
                                           -------------------------------------
                       Options outstanding
                        end of year        1,200,000 $   0.02        -  $      -
                                           =====================================



--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
8.  Stock           The following  table  summarizes information  about employee
    Options         and   director  stock   options  to  purchase  common  stock
    Continued       outstanding at December 31, 2003:

                                         Options and Warrants        Options and Warrants
                                             Outstanding                  Exercisable
                                 ----------------------------------------------------------
                                              Weighted
                                               Average
                                              Remaining     Weighted               Weighted
                       Range of               Contractual   Average                Average
                       Exercise    Number       Life        Exercise    Number     Exercise
                       Prices    Outstanding   (Years)       Price    Exercisable   Price
                       --------------------------------------------------------------------
                       $   0.02   1,200,000       5.00      $   0.02   1,200,000   $   0.02
                       ====================================================================

                    Preferred Stock Options
                    In December 2003, the Company granted an individual the option to purchase 5,000,000 shares of the Company's Series A Preferred Stock at $.08 per preferred share. Each share of Series A Preferred Stock is convertible into 4 shares of common stock. (see Note 5).

9.  Contingencies   The Company entered into an agreement with an officer of the
                    Company wherein the officer would work on projects for the Company for which he would be paid only if the products he produced generated revenue for the Company. The amounts to be paid to the officer were computed at $60 per hour up to 60 hours per month commencing October 1, 2001. The Company would pay to the officer 25% of its income from these projects.

                    As of December 31, 2002, no revenue had been generated from these products and nothing had been paid to the officer. As of December 31, 2002, the officer and the company entered into a release agreement for any possible contingency, which effectively nullified the original agreement.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Recent          In  November 2002, the EITF reached a consensus on Issue No.
    Accounting 00-21, Revenue Arrangements with Multiple Deliverables. EITF Pronounce- Issue No. 00-21 provides guidance on how to account for
    ments           certain   arrangements   that   involve   the   delivery  or
                    performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue
                    No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                    In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities.

                    There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period Continued that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Recent          In April  2003,  FASB  issued  SFAS No.  149,  Amendment  of
    Accounting      Statement   133  on  Derivative   Instruments   and  Hedging
    Pronounce-      Activities.  SFAS 149 amends and  clarifies  accounting  for
    ments           derivative   instruments,   including   certain   derivative
    Continued       instruments  embedded  in other  contracts  and for  hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

                    In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's financial statements.

--------------------------------------------------------------------------------

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Recent          In  December 2003,  the Staff  of  the  Securities  Exchange
    Accounting Commission (SEC) issued Staff Accounting Bulletin No. 104 Pronounce- (SAB 104), Revenue Recognition, which supercedes SAB 101,
    ments           Revenue  Recognition  in  Financial  Statements.  SAB  104's
    Continued       primary purpose is to rescind accounting  guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and
                    Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect the Company's revenue recognition policies, nor the results of operations.

11.   Subsequent    Subsequent  to December 31, 2003,  the Company  finalized an
      Events        asset purchase agreement  ("Purchase  Agreement") with Vista
                    Medical Systems, Inc. ("Vista"), a Delaware corporation. The
                    Company  agreed  to  purchase,  subject  to  the  terms  and conditions of the Purchase Agreement, certain assets used by
                    Vista in its medical  device and  technology  business  (the
                    "Medical Technology Business").  In addition to the purchase of assets from Vista,  the Company  entered  into a "License
                    Agreement"  with Vista  whereby  the  Company  will have the
                    exclusive,   worldwide  license  to  commercialize   certain
                    intellectual property owned by Vista which is used in the Medical Technology Business.

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

     Daniel F Crowley. Mr. Crowley has been a private investor and business consultant since 2002. Mr. Crowley is a principal in and co-founder of Spectrum Partners LLC, a business strategy and development advisory firm, specializing in the transportation and logistics industry, with offices in Scottsdale, Arizona. Prior to Spectrum Partners LLC, Mr. Crowley was Executive VP & CFO at BAX Global from 1998 through 2002. Previous positions include senior management positions with Frito-Lay International, and Grand Metropolitan PLC companies including The Pillsbury Company and Pearle Vision. Mr. Crowley holds a CPA certificate from the State of New York, and a MBA in Finance from Columbia University.

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

     Donald E. Tucker. Donald E. Tucker, age 49, is a Senior Partner with a large consulting and technology company and has over 24 years of consulting experience across a number of industry segments. He has held several management and leadership positions during his career and currently has global responsibility for the Medical Technology, Diagnostics and Devices industry segment, as well as the west coast biotech/pharmaceutical market. He has primary responsibility for establishing global market and operational leadership in these industry segments and is an advisor to a number of associations in the life sciences industry. Mr. Tucker has experience and has been involved in the strategy, planning and implementation of large-scale complex change programs with extensive experience in new product development, supply chain management and commercial operations. He has served numerous Fortune 100 companies in planning and executing global mergers, consolidating operations and implementing new strategic capabilities. He has worked extensively throughout the America's and Europe. From 1997 to 2000, Mr. Tucker led the development and operations of a west coast Business Launch Center, where over 16 new technology-centric businesses were formed, funded and launched. Mr. Tucker graduated Magna Cum Laude with a BS degree in business management from Northern Michigan University.

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

Code of Ethics

     We have adopted a code of ethics that applies to all executive officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002.

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

Audit Committee Financial Expert

     Our Board of Directors has identified Daniel Crowley, the chair of our audit committee, to be the audit committee financial expert under the Rules of the Securities and Exchange Commission.

Communications with Board Members

     We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our president/chairman at tmarsh@vikingsystems.com.

ITEM 10.  EXECUTIVE COMPENSATION

     No  current   officer  or  director  of  the  Company  was  paid  any  cash compensation during the fiscal years ended December 31, 2000, 2001, 2002, or 2003.

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                             Annual Compensation                 Long-Term Compensation
                      ---------------------------------  ------------------------------------
                                                                 Awards             Payouts
                                                         -----------------------  ------------      All
Name and Other Annual                      Other Annual                Options/                    Other
Principal Position    Year  Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
------------------    ----  ------  -----  ------------  ------------  ---------  ------------  ------------
Dennis Blomquist(1)   2003   $-0-    -0-     $5,000          -0-          -0-         -0-           -0-
  President           2002   $-0-    -0-         -0-         -0-          -0-         -0-           -0-
                      2001   $-0-    -0-         -0-         -0-          -0-         -0-           -0-

Thomas B. Marsh (2)   2003   $-0-    -0-         -0-         -0-       1,000,000      -0-           -0-

     (1) Mr. Blomquist resigned as president in 2003 in connection with the change of our business plan. He is currently a director and the chief financial officer of the Company. In 2002, Mr. Blomquist acquired from the Company the assets related to our previous operations as payment for services rendered. These services were valued at $5,000.

     (2) Mr.  Marsh was  appointed  as  president  and CEO of Viking in December
2003.

Stock Options Granted in the Last Fiscal Year

     The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2003 to our officers and directors.

                                               Individual Grants
                            ----------------------------------------------------
                                             % of Total
                            Number of        Options
                            Securities       Granted to    Exercise
                            Underlying       Employees in  Price      Expiration
Name                        Options Granted  Fiscal Year   ($/Sh)(1)  Date
--------------------------------------------------------------------------------
Thomas B. Marsh             1,000,000        83%           $.02       12/31/08
Daniel F. Crowley             200,000        17%           $.02       12/31/08

---------
     (1) The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-end  Option
Values

                                               Securities Underlying       Value of Unexercised In-the-
                                               Unexercised Options at      Money Options at
                   Shares                      December 31, 2003           December 31, 2003 ($)(1)
                   Acquired on   Value         --------------------------  ----------------------------
Name               Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------
Thomas B. Marsh        -0-           -0-        1,000,000        -0-         -0- (2)          NA
Daniel F. Crowley      -0-           -0-          200,000        -0-         -0- (2)          NA

----------
     (1) Calculated on the basis of the fair market value of the underlying securities at December 31, 2003 minus the exercise price. Viking's common stock is quoted on the Pink Sheets. As of December 31, 2003, there was limited, if any, trading volume in Viking's common stock. Management believes that the quoted price of Viking's common stock on the Pink Sheets as of December 31, 2003 did not reflect fair market value of Viking's common stock for the following reasons:

          o Viking's per share book value as of December 31, 2003 was approximately $.002;
          o    Viking had no revenues in 2003 or 2002;
          o Viking had a loss of $41,646 for the year ended December 31, 2003;
          o Viking had not conducted any business during the year ended December 31, 2003; and
          o Viking had limited trading activity during 2003 including during the month of December 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of our Common Stock beneficially owned as of March 5, 2004 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                                    Common
Shareholder                         Stock (1)               Percentage
-----------                         ----------              ----------
Thomas B. Marsh (2) (3)              1,000,000                13.7 %
Daniel F. Crowley (2) (4)              200,000                 2.7 %
Dennis Blomquist (2)                   850,000                13.5 %
Donald E. Tucker (5)                23,200,000                88.2 %

All officers and directors as a
group 3 persons (1)                  2,050,000                27.4 %

TOTAL                                6,294,650                 100 %

     (1) For purposes of this table "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person or group has the right to acquire within 60 days after December 31, 2003, 2004. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after December 31, 2003 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of December 31, 2003, there were 6,294,650 shares of our common stock issued and outstanding. There were also outstanding options entitling the holders to purchase 1,200,000 shares of our common stock. The holders of these options are officers and/or directors of Viking. These options are currently exercisable.

     (2)  These are the officers and directors of the Company.

     (3) Consists of 1,000,000 shares underlying a currently exercisable stock option.

     (4) Consists of 200,000 shares underlying a currently exercisable stock option.

     (5) Consists of 3,200,000 shares currently issued and outstanding and 20,000,000 shares underlying a currently exercisable option to acquire 5,000,000 shares of Viking's Series A Preferred Stock which is convertible into 20,000,000 shares of Viking's common stock.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     A.  Exhibits

     Exhibit
     Number    Exhibit
     ------    -------
     3.1       Article of Incorporation (1)
     3.2       Designation of Series A Preferred Stock (2)
     3.3       Bylaws (1)
     10.1      Option Agreement - Donald B. Tucker (3)
     10.2      Option Agreement - Thomas B. Marsh (3)
     10.3      Option Agreement - Daniel F Crowley (3)
     10.4      Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
     10.5      Patent and Technology License Agreement (3)
     14        Code of Ethics (2)
     31.1      Certification of Chief Executive Officer in accordance with 18
               U.S.C. Section 1350, as adopted by Section 302 of the  Sarbanes-
               Oxley Act of 2002 (4)
     31.2      Certification of Principal Financial Officer in accordance with
               18 U.S.C. Section 1350, as adopted by Section 302 of the
               Sarbanes- Oxley Act of 2002 (4)

     32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)
     32.2 Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (4)

     (1) Incorporated herein by reference from Registrant's Form 10-SB dated February 2, 2002.

     (2) Incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2002.

     (3) Incorporated herein by Reference from the Registrant's Current Report on Form 8-K dated December 24, 2003.

     (4)  Attached hereto as an Exhibit.

     B. Reports on Form 8-K. During the last quarter of 2003, we filed a Form 8-K on December 16, 2003 and on December 24, 2003.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 21, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2002, June 2002, September 30, 2002 and March 31, June 30 and September 30, 2003 were $15,500.

     Audit Related Fees. For the fiscal year ended December 31, 2003, no fees were billed for assurance and related services by Tanner + Co. relating to the resolution of SEC comments which are not reported under the caption "Audit Fees."

     Tax Fees. For the fiscal year ended December 31, 2003, the aggregate fees billed by Tanner + Co. for other non-audit professional services, other than those services listed above totaled $500.

     We do not use Tanner + Co. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Tanner + Co. to provide compliance outsourcing services.

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

                                          Viking Systems, Inc.


      Dated: March 8, 2004                By: /s/ Thomas B. Marsh
                                              CEO/President
                                              Principal Executive Officer
                                              Chairman of the Board

      Dated: March 8, 2004                By: /s/ Dennis Blomquist
                                              Chief Financial Officer/Director

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Millennium and in the capacities and on the dates indicated.

Signature                                 Capacity                 Date
---------                                 --------                 ----

/s/ Thomas B. Marsh                  CEO/President/Director     March 8, 2004

/s/ Daniel F. Crowley                     Director              March 8, 2004

/s/ Dennis Blomquist                      CFO/Director          March 8, 2004