Form 10QSB
period 2004-03-31
VIKING SYSTEMS INC
filed 2004-05-13
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636


                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

                 Nevada                                   86-0913802
      -------------------------------                 -------------------
      (State or other jurisdiction of                 (I.R.S.employer
      incorporation or organization)                  identification No.)

                 7514 Girard Ave, Suite 1509, La Jolla, CA 92037
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (858) 456-6608

                                       N/A
              Former name, former address, and former fiscal year,
                         if changed since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par
                               Value Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X

Common Stock outstanding at May 10, 2004 - 6,249,650 shares of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              VIKING SYSTEMS, INC.

                      For the Quarter ended March 31, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Unaudited Balance Sheet at March 31, 2004                          3
            Unaudited Statement of Operations for the Three Months
                  Ended March 31, 2004 and 2003                                4
            Unaudited Statement of Cash Flows for the Three Months
                  Ended March 31, 2004 and 2003                            5 - 6
            Notes to Financial Statements                                 7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

Item 3. Controls and Procedures, Evaluation of Disclosure Controls
        and Procedures                                                        19


                          PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----

Item 1. Legal Proceedings                                                     20
Item 2. Changes in the Rights of the Company's Security Holders               20
Item 3. Defaults by the Company on its Senior Securities                      20
Item 4. Submission of Matters to Vote of Security Holders                     20
Item 5. Other Information                                                     20
Item 6(a).  Exhibits                                                          20
Item 6(b).  Reports on Form 8-K                                               21

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet
                                                                  March 31, 2004
--------------------------------------------------------------------------------

         Assets

Current assets:
  Cash                                                          $       361,975

Property and equipment, net                                               6,263
                                                                ---------------

                                                                $       368,238
                                                                ---------------

-------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts Payables                                             $        65,607
                                                                ---------------


Commitment and contingencies                                                  -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 5,000,000 shares issued and outstanding                   5,000
  Common stock, $.001 par value, 20,000,000 shares
    authorized;  6,294,650 shares issued and outstanding                  6,295
  Additional paid-in capital                                            733,705
  Accumulated deficit                                                  (442,369)
                                                                ---------------


          Total stockholders' equity                                    302,631
                                                                ---------------

                                                                $       368,238
                                                                ---------------

--------------------------------------------------------------------------------
See accompanying notes to financial statemenst.

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet
--------------------------------------------------------------------------------

                                                             Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                           2004        2003
                                                        ------------------------

Revenues                                                $        -  $         -

Expenses:
   General and administrative expenses                     111,107            -
   Depreciation and amortization expenses                      569            -
                                                        ------------------------

Loss from continuing operations before provision for
  income taxes                                            (111,676)           -

Income taxes                                                     -            -
                                                        ------------------------

Net loss from continuing operations                       (111,676)           -

Loss from discontinued operations, net of income taxes           -       (3,718)
                                                        ------------------------

Net loss                                                $ (111,676) $    (3,718)
                                                        ========================

Net loss per share from continuing operations           $    (0.02) $         -

Net loss per share from discontinued operations         $        -  $         -
                                                        ========================

Net loss per share - basic and diluted                  $    (0.02) $         -
                                                        ========================

Weighted average shares - basic and diluted             $6,295,000  $ 2,691,000
                                                        ========================



--------------------------------------------------------------------------------
See accompanying notes to financial statemenst.

                                                            VIKING SYSTEMS, INC.
                                                         Unaudited Balance Sheet
                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                        2004           2003
                                                     (unaudited)    (unaudited)
                                                     ---------------------------

Cash flows from operating activities:
  Net loss                                           $   (111,676)  $    (3,718)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                            569             0
     Decrease (increase) in:
      Assets from discontinued operations                       0           867
     Increase (decrease) in:
      Liabilities from discontinued operations            (21,218)            -
      Accounts payable                                     65,607         2,103
                                                     ---------------------------

          Net cash used in operating activities           (66,718)         (748)
                                                     ---------------------------
Cash flows from investing activities:
        Purchase of property and equipment                 (6,832)            -
                                                     ---------------------------
Cash flows from financing activities:
  Proceeds on related party notes payable                       0           470
  Proceeds from issuance of Preferred Stock               400,000             0
                                                     ---------------------------
          Net cash provided by financing activities       400,000           470
                                                     ---------------------------
Net change in cash and cash equivalents                   326,450          (278)

Cash and cash equivalents at beginning of period           35,525           358

Cash and cash equivalents at end of period           $    361,975   $        80
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

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental cash flow information:

      No amounts were paid for interest or income taxes during the three months ended March 31, 2004 and 2003.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                         March 31, 2004 and 2003
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary Viking Systems, Inc., (the Company) was organized as a of Significant corporation in the state of Nevada on May 28, 1998, for
   Accounting       the purpose of providing  training and  curriculum for the
   Policies         information  technology industry.  During 2001 the Company changed its business focus to the  development of software applications,  hardware  sales and  leasing,  and training
                    and  support.   As  of  December  31,  2002,  the  Company
                    discontinued  its  current  operations.  The  Company  has entered into an agreement to purchase,  subject to various conditions  and  approvals,  the  assets of Vista  Medical
                    Technologies,    Inc.'s   (Vista)    medical    technology
                    business.  Vista, a Delaware  Corporation,  is involved in the development,  manufacture, and sale of medical devices and related  technology.  After the proposed  acquisition, the Company  will  continue to develop,  manufacture,  and
                    sell  the  products   associated   with  Vista's   medical
                    technology business.

                    Unaudited Financial Statements
                    The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the quarters ended March 31, 2004 and 2003 and cash flows for the quarters ended March 31, 2004 and 2003. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

                    Basis of Presentation
                    The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United
                    States of America and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

1. Organization     Earnings Per Common and Common Equivalent Share
   and Summary The computation of basic earnings per common share is of Significant computed using the weighted average number of common
   Accounting       shares outstanding during the year.
   Policies
   Continued        The  computation  of diluted  earnings per common share is based on  weighted  average  number of shares  outstanding during the year plus common stock  equivalents which would arise from the exercise of stock options  and/or  warrants outstanding  using  the  treasury  stock  method  and  the average  market  price per share  during the year.  Common
                    stock   equivalents   are  not  included  in  the  diluted
                    earnings per share calculation when their effect is antidilutive.

                    Series A Preferred Stock
                    During the three months ended March 31, 2004, the Company sold 5,000,000 shares of Series A Preferred Stock for $400,000. The Series A Preferred Stock has a liquidation preference of $.08 per share, or $400,000 at March 31, 2004. Each share of Series A Preferred Stock is convertible into four shares of common stock.

                    Stock-Based Compensation
                    The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net loss, as all these options granted had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. No stock options vested during the three months ended March 31, 2004 and 2003. Therefore, had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would not have changed.

2. Going            The accompanying  financial  statements have been prepared
   Concern          under the  assumption  that the Company will continue as a
                    going   concern.   Such   assumption    contemplates   the
                    realization of assets and  satisfaction  of liabilities in the  normal  course  of  business.  The  auditor's  report dated March 1, 2004 for the year ended  December  31, 2003 included a going concern  qualification  which stated that
                    significant   operating  losses  raise  substantial  doubt
                    about the Company's ability to continue as a going concern.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

2. Going            During the three months ended March 31, 2004,  the Company
   Concern          received  $400,000  from the sale of  5,000,000  shares of
   Continued        preferred  stock. On April 15, 2004, the Company  acquired
                    the  medical   technology   business   of  Vista   Medical
                    Technologies,  Inc.  Management  believes that  additional financing  will be needed to operate  and grow the medical technology  business  as  well  as to  acquire  additional businesses  or assets.  Potential  sources of cash include loans  from  shareholders,  sale of the  Company's  stock,
                    profitable  operations,   external  debt,  or  alternative
                    methods   such  as  mergers  or  sale   transactions.   No
                    assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

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

3. Discontinued     On December 31, 2002,  the Company's  previous  management
   Operations       and  board  of  directors   decided  to  discontinue   its
                    operations due to the Company's insufficient cash flows to support operations.

                    Income statement presentation of discontinued operations for the three months ended March 31:
                                                            2004        2003
                                                        ------------------------

                         Revenue                        $         -  $    4,561
                         Cost and expenses                        -      (8,279)
                                                        ------------------------
                         Net loss from discontinued
                          operations                    $         -  $   (3,718)


4. Subsequent       In April Events 2004,the Company acquired the assets of the
   Events           medical technology business of Vista Medical  Technologies,
                    Inc. for  $158,718, issuance of 3,054,000  shares of Viking
                    Common Stock, and the assumption of certain liabilities relating to the Medical Technology Business and the assets purchased.

4. Subsequent       In  addition to the  purchase  of assets  from  Vista,  at
   Events           closing  Viking  entered into a "License  Agreement"  with
   Continued        Vista  whereby  Viking  now has the  exclusive,  worldwide license to  commercialize  certain  intellectual  property owned by Vista,  which is used in the  Medical  Technology
                    Business.  The License Agreement  requires Viking to pay a royalty  of 5% of  gross  revenues  for  certain  products sales and 10% of gross  revenues for other product  sales.
                    The  agreement   provides  for  minimum  annual  royalties
                    ranging   from   $150,000  to  $375,000   per  year.   The
                    royalties  are to be paid until the earlier of the date on which Viking has paid Vista an aggregate of  $4,500,000 or
                    the  fifth   anniversary  of  effective  date.  The  total
                    minimum  royalty  payable  through  the fifth  anniversary date  is  $1,425,000.  At the  end of the  royalty.  Vista will assign and  transfer all of Vista's  rights,  titles,
                    and  interests  in  the   intellectual   property  for  no
                    additional considerations.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," and "our" refer to Viking Systems, Inc.

Introduction

     Viking was incorporated in Nevada on May 28, 1998, discontinued its previous operations, and in 2003, changed its business plan and management. Our business plan is to complete a series of acquisitions in the medical device market, initially focusing on companies with vision, optics, laser, sensor and other medical technology. On December 22, 2003, we entered into an Asset Purchase Agreement for our first acquisition. On April 15, 2004, the Asset
Purchase agreement was closed and the asset purchase agreed to therein, consummated.

Viking Business Strategy

     Viking is strategically focused on developing a portfolio of medical products, technologies and services that serve the needs of the surgical environment. Through our development capabilities, targeted acquisitions and business alliances, we intend to position Viking as a leader in integrated information (Infomatix(TM)), visualization and surgical control solutions.

     Early Stage Ventures. We are interested in early stage ventures and research programs (private or public) with technologies that are either focused on clinical/surgical information (Infomatix(TM)) or leading edge imaging and optics appropriate to minimally invasive or complex surgical procedures. We seek investment opportunities and licensing agreements with those that meet our standards of commercial potential, portfolio alignment and patents of strategic value.

     Mergers and Acquisitions. We are actively seeking businesses, operations and product-lines that are focused on clinical/surgical information (Infomatix(TM)), digital imaging, 3D visioning, surgical robotics, endoscopic and laparoscopic solutions and single-use surgical products. We believe there are a substantial number of businesses in both North America and Europe that are complementary to our technologies, portfolio requirements and strategic direction. Given the continuing downturn in provider capital spending, a weak IPO market and the need for alternative exit strategies for the many venture capital firms holding a portfolio of small medical technology companies, we believe we offer a pathway for growth and success. We intend to play an increasing role in the medical technology market, with the goal of generating revenues, profitability and increased market value.

     Small and midsize companies, operations or products that we acquire will likely meet some or all of the following criteria:

        o     Demonstrated revenue growth
        o     Strategic patents and/or technology leadership
        o     Strong relationships in the surgical community

        o     Regulatory approval (FDA and/or CE)
        o     Solid technical management and skills
        o     Distribution and/or Service capability

     Business Alliances and Partnerships. We will seek out businesses that require expanded distribution and have products and services within the scope and intent of our business. We are particularly interested in alliances and partnerships with organizations having clinical/surgical information (Infomatix(TM)) capabilities, a systems integration and engineering focus and/or have software and imaging products currently recognized and in-use in the surgical environment. We believe the Vista acquisition gives us a good platform for strategic acquisitions and alliances in our markets.

Acquisition Agreement with Vista Medical Technologies, Inc.

     On December  22, 2003,  Viking  entered  into an Asset  Purchase  Agreement
("Purchase Agreement") with Vista Medical Technologies, Inc. ("Vista"), a Delaware corporation. Pursuant to the Purchase Agreement, Viking agreed to purchase, subject to the terms and conditions of the Purchase Agreement, certain assets used by Vista in its medical device and technology business (the "Medical Technology Business"). The closing of the Purchase Agreement ("Closing") occurred on April 15, 2004. In addition to the purchase of assets from Vista, at Closing Viking entered into a "License Agreement" with Vista whereby Viking now has the exclusive, worldwide license to commercialize certain intellectual property owned by Vista which is used in the Medical Technology Business.

Description of Vision Systems Group

     As the result of the acquisition of assets and the licensing of the technologies from Vista, we now operate the Medical Technology Business as the Vision Systems Group (VSG) of Viking. The Vision Systems Group, located in Westborough, Massachusetts, develops, manufactures and markets products which provide surgeons and interventional physicians performing complex minimally invasive procedures with a more effective, ergonomic method of visualization of anatomical structures. 3-D Visualization is generally regarded as a critical enabler to the broader adoption of complex minimally invasive procedures in numerous clinical specialties. Viking aims to increase surgeons' access to critical operative data. The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image, can enhance procedure performance. Until recently, visualization products have failed to capture the quality and realism necessary to be differentiated from standard flat imaging modalities. With products introduced in 2004, VSG has achieved the quality breakthroughs that the Company believes will meet this much recognized need, accelerate adoption and further clinical advances in orthopedic, laparascopic, cardiac, neurosurgical, ENT and other rapidly evolving specialties.

     VSG's principal product line is the Endosite Visualization and Information System for general surgery, which combines a stereo head mounted display with 3-D video cameras to provide critical visual information during complex minimally invasive procedures, combined with the real-time ability to view new additional information in a voice-controlled, picture-in-picture format to facilitate decision-making. The VSG Head Mounted Display (HMD), incorporating picture-in-picture capability and voice control, is designed to give the surgeon ergonomic real-time access to such critical information, integrated with the anatomical images generated by the endoscopic camera systems.

     The trend governing the development of surgical procedures in most surgical disciplines is consistently towards a less invasive approach. In the last twenty years, the majority of non-complex procedures (cholecystectomy, arthroscopy) have converted to minimally invasive technique. The conversion rate in more complex, usually reconstructive, procedures has inevitably been slower, either because the procedure protocol is not yet well worked out or because the contributing technologies are not sufficiently developed to the required level of sophistication (endoscopic cardiac surgery, in its first iteration, is a good example.) However, the trend towards conversion of complex procedures to a minimally invasive approach is reaching an inflection point, as applicable technologies move from first to second generation, and companies and physicians learn how to combine their utilization to enable effective procedure protocols.

     More complex procedures usually involve both resection and dissection of small and delicate neural and circulatory structures, as well as precise reconstructive suturing. It is in this environment that the benefits of true three-dimensional vision become apparent. As other technologies, particularly robotics, also advance, the necessity of "natural" 3-D visualization is becoming accepted as a standard. The most significant rewards, in terms of patient benefit, will be received when the most invasive and complex procedures convert to a minimally invasive approach. The Company believes that that a natural ergonomic 3-D visualization capability is an essential component of this inevitable progression. These trends are evident in the data for the general laparoscopy market which is projected to grow to over $1.2 billion by 2006.

Vision System Group Products

     Our technology provides a 3-D visualization solution to the inherent vision restrictions and demands of minimally invasive microsurgery. Our technology provides the surgeon with a clear view of the anatomy with the ability to view additional information in a voice-controlled, picture-in-picture format, which facilitates real-time decision making during the procedure. Our technology is based on the following principles which we believe are essential in advancing the techniques of minimally invasive microsurgery. We believe these principles offer several key advantages over other visualization approaches:

          3-D View. The surgeon's ability to view the principal image of the anatomy in 3-D provides the accurate depth perception necessary so that vital anatomical structures are accurately identified and located. This improves safety, precision and speed of the procedure. Also, a secondary video image is available in picture-in-picture format, when the procedure will benefit from two different views of the anatomy.

          High Resolution Images. The availability of a high resolution image which can be electronically managed by the surgeon significantly enhances the surgeon's ability to differentiate critical tissues in a confined setting and perform intricate dissection, reconstruction and removal.

          Access. The surgeon benefits from technology which allows for the direct insertion of a camera into the body cavities or organs and provides high quality images that are easy to see and understand.

          Ergonomics. Due to the complex and time consuming nature of minimally invasive microsurgery procedures, the surgeon requires an ergonomic display system which allows comfortable operating posture and maximizes hand-eye coordination without strain.

          Information Integration. The surgeon's access to critical monitoring and diagnostic data, on demand, in real time and integrated with the anatomical image within the surgeon's visual field, enhances procedure performance.

     These principles form the basis of our EndoSite Vision System components and our OEM camera systems. All necessary 510(k) clearances and CE marks which are required to market the components of the EndoSite System have been received.

     The Vision Systems Group is operating from its current facility in Westborough MA with 22 employees.

General Terms of the Purchase and License Agreements

     The Purchase Agreement provided that we acquire from Vista, the assets relating to the Medical Technology Business for the following considerations:
(i) cash in an amount of $158,718; (ii) the issuance of 3,054,000 shares of our common stock to Vista; and (iii) the assumption of certain liabilities relating to the Medical Technology Business and the assets purchased.

     In addition to the assets we purchased from Vista, we also licensed certain "Intellectual Property" from Vista. The Intellectual Property we are licensing includes any and all patents, patent registrations, patent applications, data rights, utility models, business processes, trademarks, trade secrets, know how, trade names, registered or unregistered designs, mask works, copyrights, moral rights and any other form of proprietary protection afforded by law to intellectual property, or any applications therefore, which arises or is enforceable under the laws of the United States, any other jurisdiction or any bi-lateral or multi-lateral treaty regime which relate to the Medical Technology Business.

     The License Agreement requires us to pay a royalty of 5% of gross revenues (as defined in the License Agreement) for certain product sales transactions and 10% of gross revenues for other product sales transactions. The License
Agreement grants us the worldwide, exclusive license to use the Intellectual Property to manufacture, market, sublicense or otherwise commercialize products using the technology included in the Intellectual Property. The License Agreement provides for minimum annual royalties ranging from $150,000 to $375,000 per year.

     The royalties agreed to in the License Agreement are to be paid until the earlier of the date on which we have paid Vista an aggregate of Four Million Five Hundred Thousand Dollars ($4,500,000) or the fifth anniversary of effective date of the License Agreement ("Total Royalty"). At the end of the fifth year or if we pay Vista the Total Royalty, Vista is required to assign and transfer to us all of Vista's rights, title and interests in and to the Intellectual Property for no additional consideration. If we fail to pay the required minimum royalties are otherwise breach the License Agreement, Vista may terminate the license.

Liquidity and Capital Resources

     As of March 31, 2004, we had total assets of $368,238, of which $361,975 was cash and $6,263 was for property and equipment. As of March 31, 2004, we had liabilities of $65,607. As of December 31, 2003, we had total assets of $ 35,525 and liabilities of $21,218. The increase in assets from December 31, 2003 to March 31, 2004 was the result of our sale of 5,000,000 shares of our Series A
Preferred Stock for $400,000. Each share of Series A Preferred Stock is convertible into four shares of common stock.

     On April 15, 2004, subsequent to the end of the quarter ended March 31, 2004, we completed our acquisition of the medical technology business of Vista Medical Technologies, Inc. Accordingly, our financial position is currently significantly different than our financial position was as of March 31, 2004.

     In pursuing our current business plan we intend to attempt to acquire other businesses or business operations. We have not yet selected any additional acquisition targets, but are continuing our search for suitable acquisitions. We anticipate that we will be required to raise additional capital to fund future acquisitions. We will likely attempt to raise some additional capital through the sale of our securities in private and/or public offerings.

     The auditor's report on our December 31, 2003 financial statements included a going concern qualification.

Results of Operations

     In 2002 we discontinued our previous operations. As described above, we are now engaged in the medical device market. Our first acquisition was completed after the end of the quarter ended March 31, 2004.

     During the quarter ended March 31, 2004, we continued our efforts to position Viking Systems to move forward with our business plan as well as devoted management time and expense related to the Vista Medical Acquisition. Accordingly, our results of operations for the quarter ended March 31, 2004 are not directly comparable to the quarter ended March 31, 2003. Further, our results of operations for the quarter ended March 31, 2004 are not indicative of our future operating results.

     For the three months ended March 31, 2004 and 2003, we had no revenues. For the three months ended March 31, 2004 we had general and administrative costs of $111,107 consisting of salaries, professional fees, travel and other expenses. Inasmuch as we discontinued our previous operations in 2002, and accounted for the same as discontinued operations, we had no general and administrative expenses for the three months ended March 31, 2003. We did have a loss of $3,718 from discontinued operations in the three months ended March 31, 2003 and no loss from discontinued operations for the three months ended March 31, 2004.

     Net  loss.  Our net loss for the three  months  ended  March  31,  2004 was
$111,676 compared to $3,718 for the three months ended March 31, 2003. The increased loss was attributed to general and administrative expenses incurred in connection with the implementation of our new business plan, and for professional fees.

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

     Operating History; No Assets; No Present Source of Revenues. We have been inactive since 2002. We just recently commenced active operations by acquiring assets from Vista and intend to acquire other operations. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have no resources and have had limited revenues since our formation. In addition, we will not generate any revenues (other than investment income) until, at the earliest, the consummation of the acquisition of the assets from Vista or some other operation.

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

     Auditor's Opinion has a Going Concern Qualification. Our auditor's report dated March 1, 2004 for the year ended December 31, 2003 included a going concern qualification which stated that our significant operating losses raise substantial doubt at that time about its ability to continue as a going concern.

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

Medical Operations Risks

     We acquired assets and operations from Vista as described above. We also intend to attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry will subject us to various risks which include, but are not limited, to the following:

     We Will Operate in a Competitive Market. The market for medical products and services is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

     If We Fail to Retain Key Personnel and Hire, Train and Retain Additional Qualified and Experienced Employees, We May Not Be Able to Compete Effectively. We hired substantially all of the employees involved in Vista's Medical Technology Business. Our future success will depend to a large extent on retaining such employees and recruiting sufficient qualified employees to fill vacancies created by attrition or expansion of our operations. There is likely to be a competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.

     We Will Be Subject To Significant Domestic and International Regulation and May Not Be Able To Obtain Necessary Regulatory Clearances to Sell Our Products. We are selling medical devices and intend to sell additional medical devices in the future. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States.

     We Expect to Encounter Rapid Technological Change and Significant Competition. The medical device market in which we intend to compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive surgery.

     Our Profitability in the Visualization Technology Business to be Acquired From Vista is Directly Related to the Level Of Reimbursements for Surgical Procedures Using the Offered Products. We market the products previously marketed by Vista in its Medical Technology Business. Our profitability is directly related to the level of payments for the surgical procedures, in which our products will be involved, either by Medicare or private insurance companies. We could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used. It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

     We May Be Subject To Product Liability Claims And Have Limited Insurance Coverage. By engaging in the medical devices business, we will face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We have obtained liability insurance coverage, however, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

                          ITEM 3. CONTROLS AND PROCEDURES
                  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)   Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  We are not a party to any legal proceeding.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. On February 24, 2004 the holders of 4,700,300 shares of our common stock out of the 6,294,650 shares of common stock issued and outstanding consented in writing to a proposal to amend our Articles of Incorporation to increase the number of shares of common stock which we are authorized to issue from 20,000,000 to 100,000,000 and to increase the number of shares of preferred stock which we are authorized to issued from 5,000,000 to 25,000,000. This consent was obtained in lieu of holding a Meeting of Shareholders. A Preliminary Information Statement on
Schedule 14(c), and an amendment thereto, has been filed with the Securities and Exchange Commission in connection with such written consent.

Item 5. Other Information.

Item 6(a). Exhibits. 31.1   Certification   by  the   Chief  Executive   Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. Form 8-K's were filed by the Company on March 17, 2004, April1, 2004 and April 19, 2004.

                                     SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 13, 2004                VIKING SYSTEMS, INC.

                                      By  /s/ Thomas B. Marsh
                                          Chief Executive Officer, President

                                      By  /s/ Joseph Warrino
                                          Chief Financial Officer