Form 10QSB
period 2004-06-30
VIKING SYSTEMS INC
filed 2004-08-10
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____ (2) Yes X No____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X.

Common Stock outstanding at August 4, 2004, 10,601,150 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              VIKING SYSTEMS, INC.

                       For the Quarter ended June 30, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Unaudited Balance Sheet at June 30, 2004                           1
            Unaudited Statement of Operations for the Six Months
              Ended June 30, 2004 and 2003                                     2
            Unaudited Statement of Cash Flows for the Six Months
              Ended June 30, 2004 and 2003                                     3
            Notes to Financial Statements                                  4 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            20


                          PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----

Item 1.     Legal Proceedings                                                 21
Item 2.     Changes in the Rights of the Company's Security Holders           21
Item 3.     Defaults by the Company on its Senior Securities                  21
Item 4.     Submission of Matters to Vote of Security Holders                 21
Item 5.     Other Information                                                 21
Item 6(a).  Exhibits                                                          21
Item 6(b).  Reports on Form 8-K                                               21

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              VIKING SYSTEMS, INC.
                             Unaudited Balance Sheet
                                  June 30, 2004
        Assets

Current assets:
  Cash and cash equivalents                                          $   19,632
  Accounts receivable, net                                              530,520
  Inventories                                                           276,508
  Prepaids and other current assets                                      75,366
                                                                     ----------

          Total current assets                                          902,026

Property and equipment, net                                              44,809
                                                                     ----------

                                                                     $  946,835
                                                                     ==========

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                   $  677,518
  Capital lease obligations                                               3,282
  Related-party note payable                                            100,548
  Accrued compensation                                                  124,074
  Other accrued expenses                                                 31,889
  Deferred revenue                                                        4,000
                                                                     ----------

          Total current liabilities                                     941,311

Commitment and contingencies                                                  -

Stockholders' equity:
  Preferred stock, $.001 par value, 25,000,000 shares
    authorized, 5,000,000 shares issued and outstanding                   5,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized;  9,348,650 shares issued and outstanding                  9,349
  Additional paid-in capital                                            791,731
  Accumulated deficit                                                  (800,556)
                                                                     ----------


          Total stockholders' equity                                      5,524
                                                                     ----------

                                                                     $  946,835
                                                                     ==========

                              VIKING SYSTEMS, INC.
                        Unaudited Statement of Operations
                 Three and Six Months Ended June 30, 2004 and 2003

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                     -----------------------------------------------
                                        2004        2003        2004        2003
                                     -----------------------------------------------
Sales, net                           $1,030,962  $        -  $1,030,962  $        -
Cost of sales                           777,435           -     777,435           -
                                     -----------------------------------------------

          Gross profit                  253,527           -     253,527           -
                                     -----------------------------------------------
Operating expenses:
  General and administrative            300,734           -     412,410           -
  Selling and marketing                 173,901           -     173,901           -
  Research and development              136,328           -     136,328           -
                                     -----------------------------------------------

          Total operating expenses      610,963           -     722,639           -
                                     -----------------------------------------------

          Operating loss               (357,436)          -    (469,112)          -
                                     -----------------------------------------------
Other income (expense):
  Interest expense                         (751)          -        (751)          -
                                     -----------------------------------------------
          Total other income
            (expense)                      (751)          -        (751)          -
                                     -----------------------------------------------
Loss from continuing operations
  before benefit from income taxes     (358,187)          -    (469,863)          -

Income tax benefit                            -           -           -           -
                                     -----------------------------------------------

Loss from continuing operations        (358,187)          -    (469,863)          -

Loss from discontinued operations,
  net of income taxes                         -      (3,407)          -      (7,125)
                                     -----------------------------------------------

Net loss                             $ (358,187) $   (3,407) $ (469,863) $   (7,125)
                                     ===============================================

Net loss per share from continuing
  operations                         $    (0.04) $        -  $    (0.06) $        -
Net loss per share from
  discontinued operations            $        -  $        -  $        -  $        -
                                     ===============================================

Net loss per share - basic and
  diluted                            $    (0.04) $        -  $    (0.06) $        -
                                     ===============================================

Weighted average shares - basic and
  diluted                             8,874,000   2,691,000   7,577,000   2,691,000
                                     ===============================================

                              VIKING SYSTEMS, INC.
                        Unaudited Statement of Cash Flows
                            Six Months Ended June 30,
                                                              2004       2003
                                                          ---------------------
Cash flows from operating activities:
  Net loss                                                $(469,863)   $(7,125)
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             3,627          -
    Change in operating assets and liabilities:
      Accounts receivable, net                             (156,493)     1,262
      Inventories, net                                      (10,164)         -
      Prepaids and other current assets                     (75,366)         -
      Accounts payable                                      308,991      4,450
      Accrued compensation                                   46,886          -
      Other accrued expenses                                 17,122          -
      Deferred revenue                                       (5,250)         -
                                                          ---------------------

          Net cash used in operating activities            (340,510)    (1,413)
                                                          ---------------------
Cash flows from investing activities:
  Net cash paid in acquisition                             (158,718)         -
  Purchase of property and equipment                        (15,127)         -
                                                          ---------------------

          Net cash used in investing activities            (173,845)         -
                                                          ---------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                 400,000          -
  Proceeds from related-party note payable                  100,548      1,165
  Payments on capital lease obligations                      (2,086)         -
                                                          ---------------------

          Net cash provided by financing activities         498,462      1,165
                                                          ---------------------

          Net decrease in cash and cash equivalents         (15,893)      (248)

Cash and cash equivalents at beginning of period             35,525        358
                                                          ---------------------

Cash and cash equivalents at end of period                $  19,632    $   110
                                                          =====================

Supplemental disclosure of cash flow information:
Cash paid during the year for:

      Interest                                            $       -    $     -
                                                          =====================

      Income taxes                                        $       -    $     -
                                                          =====================

                                 VIKING SYSTEMS
                          Notes to Financial Statements
                     Six Months Ended June 30, 2004 and 2003


1.   Interim Financial Statements

     The financial statements for the three and six months ended June 30, 2004 and 2003 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2003 and 2002, included in the Company's Form 10KSB filed on March 9, 2004 with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2004, are not necessarily indicative of results for the year ending December 31, 2004.

2.   Stock-Based Compensation

     The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following as set forth in the table below:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------- ---------------------
                                        2004       2003       2004       2003
                                     --------------------- ---------------------

    Net loss, as reported            $(358,187) $  (3,407) $(469,863) $  (7,125)

    Deduct:  Total stock-
    based employee
    compensation expense
    determined under fair
    value based method for all
    awards, net of related tax
    effects                               (807)         -       (807)         -
                                     --------------------- ---------------------

    Pro forma net loss               $(358,994) $  (3,407) $(470,670) $  (7,125)
                                     ===================== =====================


    Earnings per share-

       Basic and diluted -
         as Reported                 $   (0.04) $   (0.00) $   (0.06) $   (0.00)
                                     ===================== =====================

       Basic and diluted  -
         pro forma                   $   (0.04) $   (0.00) $   (0.06) $   (0.00)
                                     ===================== =====================

2.  Stock-Based Compensation - Continued




The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               June 30,
                                         --------------------
                                           2004        2003
                                         --------------------

        Expected dividend yield          $     -      $     -
        Expected stock price volatility        0%           -
        Risk-free interest rate              2.0%           -
        Expected life of options          4 years           -
                                         --------------------

     The weighted average fair value of options granted during the six months ended June 30, 2004 is $.35. There were no options issued during the six months ended June 30, 2003.

3.   Liquidity

     As of March 31, 2004, the Company had a working capital deficit of approximately $39,000. In addition, the Company has incurred losses from operations and has been unable to generate positive cash flows from operating activities. Subsequent to March 31, 2004, the Company completed a private placement sale of common stock in which $450,000 in cash was received and $50,000 of note payable was converted to common stock. The Company believes that the receipt of these funds will be sufficient to sustain operations through the end of 2004, however, if operations do not improve or if the Company is unable to obtain additional financing, it may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or discontinue further acquisition activities. The Company believes that it will require additional financing to complete further acquisitions. The Company intends to attempt to raise an additional $3.9 million through a private placement offering of common stock in the next four months and has engaged a broker-dealer to assist in this endeavor. There can be no assurance that the Company will be able to raise all or any of this amount or that the $500,000 financing received will be sufficient to sustain operations through the end of 2004.

4.   Discontinued Operations

     On December 31, 2002, the Company's management and board of directors decided to discontinue all of it's operations related to the development of software applications, hardware sales and leasing, and training and support, due to the Company's insufficient cash flows to support operations.

     All operations related to the development of software applications, hardware sales and leasing, and training and support is reflected in the financial statements as discontinued operations.

     Income statement presentation of discontinued operations is as follows for the respective periods:

                         Three Months Ended    Six Months Ended
                              June 30,              June 30,
                        -------------------- --------------------
                           2004      2003       2004      2003
                        -------------------- --------------------

   Revenue              $       -  $    380  $       -  $  4,941
   Costs & expenses             -    (3,787)         -   (12,066)
                        -------------------- --------------------

                        $       -  $ (3,407) $       -  $ (7,125)
                        ==================== ====================

5.   Loss Per Share

     The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during each year.

     The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year, and the conversion of the series A preferred stock to common stock at an exchange rate of 4 to 1, or 20,000,000 common shares. Options to purchase 1,770,000 and 0 shares of common stock at prices ranging from $.02 to $.35 were outstanding at June 30, 2004 and 2003, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

6.   Acquisition

     On April 15, 2004, the Company acquired all of the assets of visualization business segment (the Segment) of Vista Medical Technologies, Inc. (Vista). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all assets related to the Segment in exchange for a combination of cash, common stock, and assumed liabilities. Specifically, at closing, the Company was required to pay Vista cash of the sum of $158,718, and issue shares of its common stock equal to ten percent (10%) of the fully-diluted common shares of Viking stock (3,054,000 shares). Additionally, at closing, Vista entered into a License Agreement with intellectual property and product rights used in the operation of the Segment. In exchange for this license grant, the Company will pay Vista royalties over the next five (5) years based on sales of the products of the Segment by the Company. The License Agreement will contain minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by the Company under the License Agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the License Agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product rights to the Company. Lastly, Vista consigned to the Company at closing its current inventory of products and parts. The Company will reimburse Vista the value of that inventory, if and when sold, over the course of the next year.

7.   Supplemental Disclosure of Cash Flow Information

     On April 15, 2004 the Company acquired certain assets of the visualization technologies business of Vista Medical Technologies, Inc. in exchange for cash, stock and the assumption of certain liabilities. Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

              Accounts receivable                $ 374,027
              Inventory                            266,344
              Property and equipment                33,309
              Accounts payable                    (347,309)
              Accrued compensation                 (77,188)
              Other accrued expenses               (14,767)
              Deferred revenue                      (9,250)
              Capital lease                         (5,368)
              Common stock issued                  (61,080)
                                                 ----------

              Net cash paid in acquisition       $ 158,718
                                                 ----------

8.   Subsequent Events

     Subsequent to the end of the quarter, the Company commenced a private placement offering with the intent to sell 1,250,000 shares of common stock for $.40 per share. As of the date of this filing, 1,250,000 shares had been sold with proceeds of $500,000.

     On August 6, 2004, Viking entered into an Asset Purchase Agreement with Lighthouse Imaging Corporation ("Lighthouse") regarding the possible acquisition of the assets of Lighthouse. Lighthouse is a provider of optical engineering and design services for the medical device industry. Founded in 1984 by Dennis Leiner, Lighthouse specializes in miniature medical optics design and assembly as an FDA registered medical device manufacturer.

     If the acquisition transaction is closed, which we anticipate will occur, the general terms of the transaction will be as follows:

     o Viking will acquire substantially all of the assets of Lighthouse except for certain excluded assets.

     o    Viking will pay Lighthouse $270,000 at closing.

     o Viking will issue Lighthouse 750,000 shares of its common stock at closing.

     o    Viking will assume certain liabilities of Lighthouse.

     o Viking will hire substantially all of the employees of Lighthouse including Lighthouse's current CEO and principal owner, Dennis Leiner.

     On July 19, 2004, Viking entered into a consulting agreement with Hyacinth Resources, Inc. The agreement provides that Hyacinth will provide a variety of services to Viking in an effort to increase the scope of our business. The agreement expires on December 31, 2004. In exchange for the services, Viking will grant one million stock options with an exercise price of $.50 per share to Hyacinth. The options vest upon specified increases in Viking's net worth. The options expire three years after vesting.


                 ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities were a negative $340,510 for the six-month period ended June 30, 2004, compared to net cash flows used in operating activities of a negative$1,413 for the comparable period in 2003. This increase was the result of our change of business plan and the acquisition of the Vista assets.

     Net cash flows provided by financing activities of $498,462 for the six-month period ended June 30, 2004 consisted of $400,000 from the sale of shares of our Series A Preferred Stock and $100,000 from the issuance of a convertible note.

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

     As of June 30, 2004, we had total assets of $946,835, of which $19,632 was cash and $530,520 was accounts receivable. As of June 30, 2004, we had liabilities of $941,311. As of December 31, 2003, we had total assets of $ 35,525 and liabilities of $21,218. The increase in assets from December 31, 2003 to June 30, 2004 was the result of
      _
     |_| our sale of 5,000,000 shares of our Series A Preferred Stock for $400,000. Each share of Series A Preferred Stock is convertible into four shares of common stock.

      _
     |_| our completion of the acquisition of the medical technology business of Vista Medical Technologies, Inc.

     In pursuing our current business plan we intend to attempt to acquire other businesses or business operations. With the exception of Lighthouse Imaging Corporation, we have not yet selected any additional acquisition targets, but are continuing our search for suitable acquisitions. We anticipate that we will be required to raise additional capital to fund future acquisitions. We will likely attempt to raise some additional capital through the sale of our securities in private and/or public offerings.

     Subsequent to June 30, 2004, we raised $500,000 from the sale of 1,250,000 of shares of our common stock in a non-public offering ($.40 per share). This included the conversion of $50,000 of convertible debt into 125,000 shares of our common stock and $450,000 in cash proceeds from the sale of common stock. We will use this amount to fund negative cash flow from operations, product development and for working capital.

     We believe that the financing of $500,000 in cash will be sufficient to sustain our operations through the end of our fiscal year, however, if our operations do not improve or if we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or discontinue further acquisition activities. We believe that we will require additional financing to complete further acquisitions. There can be no assurance that we will be able to obtain further financing or that the $500,000 financing received will be sufficient to sustain our operations through the end of 2004.

     We intend to attempt to raise an additional $3,900,000 in a private financing in the next four months and have engaged a broker-dealer to assist us in this endeavor. There can be no assurance that we will be able to raise all or any of this amount. The net offering proceeds will be used for working capital including the acquisition of additional business operations.

     We have entered into an Asset Purchase Agreement to acquire the assets of Lighthouse Imaging Corporation. If this acquisition is completed, of which there can be no assurance, we will be required to pay $270,000 in cash and issue 750,000 shares of our common stock at closing

RESULTS OF OPERATIONS

     In 2002 we discontinued our previous operations. As described above, we are now engaged in the medical device market. Our first acquisition was completed during the quarter ended June 30, 2004.

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

     Revenues. We had of $1,030,962 for the three-month period ended June 30, 2004 compared to no revenues for the three months ended June 30, 2003. This increase was the result of the change of our business plan and the completion of the Vista acquisition in April 2004. All of the revenues were generated from Vision Systems Group operations.

     Gross Profit. The cost of goods sold was $777,435 or approximately 75.41 percent of total sales. Our gross profit was $253,527. We had no revenues or gross profits for the three month period ended June 30, 2003.

     Operating Expenses. Our operating expenses for the three months ended June 30, 2004 were $610,963 and were substantially as follows:

      Research and development expenses   -     $136,328
      General and administrative expenses -     $300,734
      Selling and Marketing Expenses      -     $173,901

     We had no stock-based compensation expense for the three-month period ended June 30, 2004.

     We had no active operations during the quarter ended June 30, 2003 but recorded a $3,407 loss for discontinued operations for the quarter ended June 30, 2003.

     Net Loss. Our net loss for the three months ended June 30, 2004 was $358,187 compared to $3,407 for the quarter ended June 30, 2003. Our six month loss for 2004 was $469,863 compared to $7,125 in 2003. The increased loss was a result of the acquisition of the Vision Systems Group. We incurred acquisition costs of $612,599 to Vista Medical Technologies, Inc. for the asset purchase of the medical technology business. We incurred $40,000 in audit fees for the two year audit of the medical technology business. We also incurred development costs of $80,000 for the EndoSite 3Di product, which will be released in August.

     Revenues. We had revenue of $1,030,962 for the six month period ended June 30, 2004 compared to no revenues for the six months ended June 30, 2003. This increase was the result of the change of our business plan and the completion of the Vista acquisition in April 2004. All of the revenues were generated from our Vision Systems Group operations and all revenues were generated during the quarter ended June 30, 2004.

     Gross Profit. The cost of goods sold was $777,435 or approximately 75.41 percent of total sales. Our gross profit was $253,527. We had no revenues or gross profits for the six months period ended June 30, 2003.

     Operating Expenses. Our operating expenses for the three months ended June 30, 2004 were $722,639 and were substantially as follows:

      Research and development expenses   -     $136,328
      General and administrative expenses -     $412,410
      Selling and Marketing Expenses      -     $173,901

     We had no stock-based compensation expense for the six-month period ended June 30, 2004.

     We had no active operations during the six months ended June 30, 2003 but recorded a $7,125 loss for discontinued operations for the six months ended June 30, 2003.

     Net Loss. Our net loss for the six months ended June 30, 2004 was $469,863 compared to $7,125 for the quartered ended June 30, 2003.

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

     Auditor's Opinion has a Going Concern Qualification. While the going concern qualification was eliminated by our auditor in this 10-QSB, our auditor's report dated March 1, 2004 for the year ended December 31, 2003 included a going concern qualification which stated that our significant operating losses raise substantial doubt at that time about our ability to continue as a going concern.

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

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of June 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 4.  Submission of Matters to Vote of Security Holders.  None

Item 5.  Other Information.

Item 6(a). Exhibits. 31.1 Certification  by  the  Chief  Executive   Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K. Form 8-K's were filed by the Company on April 19, 2004, May 10, 2004, June 9, 2004 and June 30, 2004.



                                    SIGNATURE

        In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 10, 2004          VIKING SYSTEMS, INC.

                                  By    /s/ Thomas B. Marsh
                                        Chief Executive Officer, President

                                  By    /s/ Joseph Warrino
                                        Chief Financial Officer