Form 10QSB
period 2004-09-30
VIKING SYSTEMS INC
filed 2004-11-12
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 000-49636


                              VIKING SYSTEMS, INC.
           (Name of Small Business Issuer as specified in its charter)

      Nevada                                           86-0913802
      -------------------------------                  ------------------
      (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization                    identification No.)

                 7514 Girard Ave, Suite 1509, La Jolla, CA 92037
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (858) 456-6608

                                       N/A
Former name,former address, and former fiscal year, if changed since last report

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No__ (2) Yes X No__.


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes__ No X

Common Stock outstanding at November 5, 2004, 10,601,150 shares of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              VIKING SYSTEMS, INC.

                    For the Quarter ended September 30, 2004

      The following financial statements and schedules of the registrant are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

          Unaudited Balance Sheet at September 30, 2004                        1
          Unaudited Statement of Operations for the Three and
            Nine Months Ended September 30, 2004 and 2003                      2
          Unaudited Statement of Cash Flows for the Nine Months
            Ended September 30, 2004 and 2003                                  3
          Notes to Financial Statements                                    4 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Controls and Procedures, Evaluation of Disclosure Controls
        and Procedures                                                        27


                          PART II - OTHER INFORMATION

                                                                            Page

Item 1. Legal Proceedings                                                     28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          28
Item 3. Defaults Upon Senior Securities                                       28
Item 4. Submission of Matters to a Vote of Security Holders                   28
Item 5. Other Information                                                     28
Item 6. Exhibits                                                              28

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              VIKING SYSTEMS, INC.
                             Unaudited Balance Sheet
                               September 30, 2004


       Assets
       ------

Current assets:
  Cash and cash equivalents                                          $   95,377
  Accounts receivable, net                                              354,903
  Inventories                                                           427,464
  Prepaids and other current assets                                     134,973
                                                                     -----------

         Total current assets                                         1,012,717

Property and equipment, net                                             144,130
                                                                     -----------

                                                                     $1,156,847
                                                                     ===========
--------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
  Accounts payable                                                   $  819,925
  Capital lease obligations                                               1,336
  Accrued compensation                                                  158,174
  Other accrued expenses                                                109,265
  Deferred revenue                                                        1,000
                                                                     -----------

         Total current liabilities                                    1,089,700

Commitment and contingencies                                                  -

Stockholders' equity:
  Preferred stock, $.001 par value, 25,000,000 shares
    authorized, 5,000,000 shares issued and outstanding                   5,000
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 10,598,650 shares issued and outstanding                 10,599
  Additional paid-in capital                                          1,290,481
  Accumulated deficit                                                (1,238,933)
                                                                     -----------

         Total stockholders' equity                                      67,147
                                                                     -----------

                                                                     $1,156,847
                                                                     ===========

                              VIKING SYSTEMS, INC.
                        Unaudited Statement of Operations
                  Three and Nine Months Ended September 30, 2004 and 2003

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------------------------------
                                     2004        2003         2004        2003
                                  ----------------------------------------------
Sales, net                        $1,094,096  $       -   $2,125,058  $       -
Cost of sales                        760,348          -    1,537,783          -
                                  ----------------------------------------------

         Gross profit                333,748          -      587,275          -
                                  ----------------------------------------------
Operating expenses:
  General and administrative         414,026          -      826,436          -
  Selling and marketing              204,765          -      378,666          -
  Research and development           152,378          -      288,706          -
                                  ----------------------------------------------

         Total operating expenses    771,169          -    1,493,808          -
                                  ----------------------------------------------

         Operating loss             (437,421)         -     (906,533)         -
                                  ----------------------------------------------
Other income (expense):
  Interest expense                      (956)         -       (1,707)         -
                                  ----------------------------------------------
         Total other income
           (expense)                    (956)         -       (1,707)         -
                                  ----------------------------------------------
Loss from continuing operations
  before benefit from income
  taxes                             (438,377)         -     (908,240)         -

Income tax benefit                         -          -            -          -
                                  ----------------------------------------------

Loss from continuing operations     (438,377)         -     (908,240)         -

Loss from discontinued operations,
  net of income taxes                      -     (8,998)           -    (16,123)
                                  ----------------------------------------------

Net loss                          $ (438,377) $  (8,998)  $ (908,240) $ (16,123)
                                  ----------------------------------------------

Net loss per share from
  continuing operations           $    (0.05)         -        (0.11)        -
Net loss per share from
  discontinued operations         $        -          -            -         -
                                  ----------------------------------------------
Net loss per share - basic and
  diluted                         $    (0.05)         -        (0.11)        -
                                  ----------------------------------------------

Weighted average shares - basic
  and diluted                      9,720,000  2,707,000    8,298,000  2,697,000
                                  ----------------------------------------------

                              VIKING SYSTEMS, INC.
                        Unaudited Statement of Cash Flows
                         Nine Months Ended September 30,

                                                               2004      2003
                                                            --------------------

Cash flows from operating activities:
  Net loss                                                  $(908,240) $(16,123)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              12,752         -
    Change in operating assets and liabilities:
     Accounts receivable, net                                  19,124     1,312
     Inventories, net                                        (161,120)        -
     Prepaids and other current assets                       (134,973)        -
     Accounts payable                                         451,398     9,407
     Accrued compensation                                      80,986         -
     Other accrued expenses                                    94,498         -
     Deferred revenue                                          (8,250)        -
                                                            --------------------

         Net cash used in operating activities               (553,825)   (5,404)
                                                            --------------------
Cash flows from investing activities:
  Net cash paid in acquisition                               (158,718)        -
  Purchase of property and equipment                         (123,573)        -
                                                            --------------------

         Net cash used in investing activities               (282,291)        -
                                                            --------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                   400,000         -
  Proceeds from issuance of common stock                      450,000         -
  Proceeds from related-party note payable                    100,000     5,085
  Payments on related-party note payable                      (50,000)        -
  Payments on capital lease obligations                        (4,032)        -
                                                            --------------------

         Net cash provided by financing activities            895,968     5,085
                                                            --------------------
         Net increase (decrease) in cash and cash
           equivalents                                         59,852      (319)

Cash and cash equivalents at beginning of period               35,525       358
                                                            --------------------

Cash and cash equivalents at end of period                  $  95,377  $     39
                                                            --------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                               $   1,707  $      -
                                                            --------------------

     Income taxes                                           $       -  $      -
                                                            --------------------

                                 VIKING SYSTEMS
                          Notes to Financial Statements
                    Nine Months Ended June 30, 2004 and 2003


1.   Interim Financial Statements

     The financial statements for the three and nine months ended September 30, 2004 and 2003 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2003 and 2002, included in the Company's Form 10KSB filed on March 9, 2004 with the Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September 30, 2004, are not necessarily indicative of results for the year ending December 31, 2004.


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

                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                    ---------------------  ---------------------
                                        2004      2003         2004      2003
                                    ---------------------  ---------------------

        Net loss, as reported       $(438,377) $  (8,998)  $(908,240) $ (16,123)

        Deduct:  Total
        stock-based employee
        compensation expense
        determined under
        fair value based
        method for all
        awards, net of
        related tax effects            (1,488)         -      (4,464)         -
                                    ---------------------  ---------------------

        Pro forma net loss          $(439,865) $  (8,998)  $(912,704) $ (16,123)
                                    =====================  =====================

        Earnings per share-

          Basic and diluted -
            as Reported             $   (0.05) $   (0.00)  $   (0.11) $   (0.01)
                                    =====================  =====================
          Basic and diluted -
            pro forma               $   (0.05) $   (0.00)  $   (0.11) $   (0.01)
                                    =====================  =====================


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    September 30,
                                             -------------------------
                                                  2004        2003
                                             -------------------------

           Expected dividend yield           $         -    $        -
           Expected stock price volatility         33.85%            -
           Risk-free interest rate                   2.0%            -
           Expected life of options               4 years            -
                                             =========================

     The weighted average fair value of options granted during the nine months ended September 30, 2004 is $.12. There were no options issued during the nine months ended September 30, 2003.

3.   Liquidity

     As of September 30, 2004, the Company had a working capital deficit of approximately $77,000. In addition, the Company has incurred losses from operations and has been unable to generate positive cash flows from operating activities. During the quarter ended September 30, 2004, the Company received $450,000 from the sale of 1,125,000 shares of common stock. Subsequent to September 3, 2004, the Company received $200,000 from the issuance of a convertible note payable and entered into an Accounts Receivable Line of Credit with Silicon Valley Bank, that will allow us to finance up to $400,000 of our accounts receivable. Management believes that the funds raised during the third quarter and subsequent to September 30, 2004, together with the Accounts Receivable Line of Credit, will be sufficient to sustain operations through the end of the year. Management also believes that sufficient additional cash can be generated to continue as a going concern by (1) raising capital through issuance of equity and debt, (2) continuing to increase revenue through obtaining new customers and (3) minimizing operating costs. However, if operations do not improve or if the Company is unable to obtain additional financing, it may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or discontinue further acquisition activities. The Company believes that it will require additional financing to complete further acquisitions. The Company is in the process of attempting to raise an additional $3.9 million through a private placement offering of common stock in the next two months and has engaged a broker-dealer to assist in this endeavor. There can be no assurance that the Company will be able to raise all or any of this amount or that management's plans will be successful.

4.   Discontinued Operations

     On December 31, 2002, the Company's management and board of directors decided to discontinue all of its operations related to the development of software applications, hardware sales and leasing, and training and support, due to the Company's insufficient cash flows to support operations.

     All operations related to the development of software applications, hardware sales and leasing, and training and support is reflected in the financial statements as discontinued operations.

     Income statement presentation of discontinued operations is as follows for the respective periods:

                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                         ----------------------  ----------------------
                             2004      2003          2004       2003
                         ----------------------  ----------------------

       Revenue           $        - $        0   $        - $        0
       Costs & expenses           -     (8,998)           -    (16,123)
                         ----------------------  ----------------------

                         $        - $   (8,998)  $        - $  (16,123)
                         ======================  ======================

5.   Loss Per Share

     The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during each year.

     The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year, and the conversion of the series A preferred stock to common stock at an exchange rate of 4 to 1, or 20,000,000 common shares. Options to purchase 2,990,000 shares of common stock at prices ranging from $.02 to $.50 were outstanding at September 30, 2004 and 2003, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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

7.   Supplemental Disclosure of Cash Flow Information

     During the nine months ended September 30, 2004 the Company paid $50,000 of a note payable through the issuance of common stock. On April 15, 2004 the Company acquired certain assets of the visualization technologies business of Vista Medical Technologies, Inc. in exchange for cash, stock and the assumption of certain liabilities. Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

        Accounts receivable                $  374,027
        Inventory                             266,344
        Property and equipment                 33,309
        Accounts payable                     (347,309)
        Accrued compensation                  (77,188)
        Other accrued expenses                (14,767)
        Deferred revenue                       (9,250)
        Capital lease                          (5,368)
        Common stock issued                   (61,080)
                                           -----------

        Net cash paid in acquisition       $  158,718
                                           ===========

8.   Letter of Intent

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

                 ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," and "our" refer to Viking Systems, Inc.

Overview

     Viking Systems, Inc. is positioning to be a market leader in bringing integrated solutions to the digital surgical environment. We intend to develop a portfolio of targeted medical technologies and services that serve the current and emerging needs of the digital healthcare network. Our focus is to deliver integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in minimally invasive surgery
(MIS) and complex surgical procedures. We intend to build our medical solutions portfolio through product development, targeted acquisitions, and a global network of business alliances. Viking was incorporated in Nevada on May 28, 1998, discontinued our previous operations, and in 2003, changed our business plan and management. In April 2004, we completed our first acquisition. We have entered into an Asset Purchase Agreement in connection with a second acquisition and we are currently discussing acquisition possibilities with other medical device companies.

     We established our Vision Systems Group in Westborough, MA with the acquisition of Vista Medical Technologies, Inc.'s proprietary 3-Dimensional surgical visualization business and digital platform for surgical information delivery (Infomatix*). Other acquisition targets currently include optics, digital imaging, sensors, surgical robotics, and image management products or companies.

     We intend to take full advantage of the fragmented nature of the medical products industry, the pace of advancement in both technological and scientific applications, and the emerging macro changes associated with national healthcare initiatives. Viking Systems is initially focused on delivering digital solutions for the surgeon and the surgical suite.

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

     VSG's principal product line is the EndoSite 3Di Visualization and Information System for general surgery, which combines a stereo head mounted display with 3-D video cameras to provide critical visual information during complex minimally invasive procedures, combined with the real-time ability to view new additional information in a voice-controlled, picture-in-picture format to facilitate decision-making. The VSG Head Mounted Display (HMD), incorporating picture-in-picture capability and voice control, is designed to give the surgeon ergonomic real-time access to such critical information, integrated with the anatomical images generated by the endoscopic camera systems.

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

     These principles form the basis of our EndoSite 3Di Vision System components and our OEM camera systems. All necessary 510(k) clearances and CE marks which are required to market the components of the EndoSite System have been received.

     The Vision Systems Group is operating from its current facility in Westborough MA with 26 employees.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities were a negative $553,825 for the nine-month period ended September 30, 2004, compared to net cash flows used in operating activities of a negative $5,404 for the comparable period in 2003. This increase was the result of our change of business plan and the acquisition of the Vista assets.

     Net cash flows provided by financing activities of $895,968 for the nine-month period ended September 30, 2004 consisted of $400,000 from the sale of shares of our Series A Preferred Stock in the first quarter. $100,000 from the issuance of a convertible note, $50,000 payment of the convertible note, and $450,000 from the sale of shares of our common stock in the second quarter. We are currently raising $3,900,000 from the sale of our common shares and we received $200,000 from a convertible note. We entered into an Accounts Receivable Line of Credit with Silicon Valley Bank that will allow us to borrow up to $400,000 against our accounts receivable.

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

     The License Agreement requires us to pay a royalty of 5% of gross revenues (as defined in the License Agreement) for certain product sales transactions and 10% of gross revenues for other product sales transactions. The License
Agreement grants us the worldwide, exclusive license to use the Intellectual Property to manufacture, market, and sublicense or otherwise commercialize products using the technology included in the Intellectual Property. The License Agreement provides for minimum annual royalties ranging from $150,000 to $375,000 per year.

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

     As of September 30, 2004, we had total assets of $1,156,847, of which $95,377 was cash and $354,902 was accounts receivable. As of September 30, 2004, we had liabilities of $1,089,700. As of December 31, 2003, we had total assets of $ 35,525 and liabilities of $21,218. The increase in assets from December 31, 2003 to September 30, 2004 was the result of
         _
        |_| our sale of 5,000,000 shares of our Series A Preferred Stock for $400,000. Each share of Series A Preferred Stock is convertible into four shares of common stock.
         _
        |_| our completion of the acquisition of the medical technology business of Vista Medical Technologies, Inc.
         _
        |_|  our completion of a private placement of common stock for $450,000.

     In pursuing our current business plan we intend to attempt to acquire other businesses or business operations. We anticipate that we will be required to raise additional capital to fund future acquisitions. We will likely attempt to raise some additional capital through the sale of our securities in private and/or public offerings.

     We believe that the financing of $450,000 in cash that we raised during the third quarter through a private placement, together with the $200,000 received from the issuance of a convertible note payable subsequent to September 30, 2004, and the Accounts Receivable Line of Credit agreement that allows us to borrow up to $400,000 of our accounts receivable, will be sufficient to sustain our operations through the end of our fiscal year, however, if our operations do not improve or if we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or discontinue further acquisition activities. We believe that we will require additional financing to complete further acquisitions. There can be no assurance that we will be able to obtain further financing or that the $500,000 financing received will be sufficient to sustain our operations through the end of 2004.

     We intend to attempt to raise an additional $3,900,000 in a private financing in the next two months and have engaged a broker-dealer to assist us in this endeavor. To date, no shares have been sold through this private placement. There can be no assurance that we will be able to raise all or any of this amount. The net offering proceeds will be used for working capital including the acquisition of additional business operations.

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

Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

     Revenues. We had of $1,094,096 for the three-month period ended September 30, 2004 compared to no revenues for the three months ended September 30, 2003. This increase was the result of the change of our business plan and the completion of the Vista acquisition in April 2004. All of the revenues were generated from Vision Systems Group operations.

     Gross Profit. The cost of goods sold was $760,348 or approximately 69.50 percent of total sales. Our gross profit was $333,748. We had no revenues or gross profits for the three month period ended September 30, 2003.

     Operating Expenses. Our operating expenses for the three months ended September 30, 2004 were $771,169 and were substantially as follows:

     Research and development expenses    -     $152,378
     General and administrative expenses  -     $414,026
     Selling and Marketing Expenses       -     $204,765

     We had no active operations during the quarter ended September 30, 2003 but recorded a $8,998 loss for discontinued operations for the quarter ended September 30, 2003.

     Net Loss. Our net loss for the three months ended September 30, 2004 was $438,377 compared to $8,998 for the quarter ended September 30, 2003. We incurred $40,000 in audit fees for the two year audit of the medical technology business. We also incurred development costs of $111,200 and marketing costs of $130,600 for the EndoSite 3Di product, which was released in October, 2004.

Nine-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

     Revenues. We had revenue of $2,125,058 for the nine month period ended September 30, 2004 compared to no revenues for the nine months ended September 30, 2003. This increase was the result of the change of our business plan and the completion of the Vista acquisition in April 2004. All of the revenues were generated from our Vision Systems Group operations.

     Gross Profit. The cost of goods sold was $1,537,783 or approximately 72.36 percent of total sales. Our gross profit was $587,275. We had no revenues or gross profits for the nine months period ended September 30, 2003.

     Operating Expenses. Our operating expenses for the nine months ended September 30, 2004 were $1,493,808 and were substantially as follows:

     Research and development expenses    -     $288,706
     General and administrative expenses  -     $826,436
     Selling and Marketing Expenses       -     $378,666

     We had no active operations during the nine months ended September 30, 2003 but recorded a $16,123 loss for discontinued operations for the nine months ended September 30, 2003.

     Net Loss. Our net loss for the nine months ended September 30, 2004 was $908,240 compared to $16,123 for the nine months ended September 30, 2003.

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

     Limited operating history and continued losses. We adopted our business plan in November 2003. We acquired the Vista assets on April 15, 2004 and therefore we have limited experience operating in the medical device and technology business. We do employ most of the employees that worked for Vista in the medical technology business prior to our acquisition of the Vista assets. We intend to attempt to acquire other operations. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. As of September 30, 2004, we had been in medical device operations for less than six months. For the quarter ended September 30, 2004, we had net sales of $2,125,058 and a net loss of $908,240. We anticipate that for at least the next two quarters we will operate at loss while we attempt to reduce operational costs, increase our revenues through acquisitions and internal growth and consolidate acquired operations with existing operations.

     Our future financial results will fluctuate significantly. As a result of our limited operating history, we cannot predict our future revenues or operating results. We do, however, expect our future revenues and operating results to fluctuate due to a combination of factors, including the costs of marketing our products, developing additional products and acquiring other operations, products and businesses. In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected. Because of all of these factors and the other risks discussed in this section, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

     Our liquidity and capital requirements will be difficult to predict. Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

     o    The extent to which our products and services gain market acceptance;
     o    The progress and scope of product evaluations;
     o    The timing and costs of filing future regulatory submissions;
     o    The  timing  and  costs   required  to  receive   both   domestic  and
          international governmental approvals;
     o The timing and costs of acquisitions and product and services introductions;
     o    The extent of our ongoing research and development programs;
     o The costs of sponsorship training of the physicians to become proficient in the use of our products and procedures;
     o    The costs of developing marketing and distribution capabilities.

     Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

     Possibility of total loss of investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

     Additional financing requirements. We will be required to seek additional financing in order to fund our operations and carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

     No active public market for securities. There is no active public market for our common stock and we can give no assurance that an active market will develop, or if developed, that it will be sustained. Our common stock is currently quoted on the OTC Electronic Bulletin Board but there is limited trading activity. You may not be able to liquidate your investment in the Company should you need or desire to do so.

     Insiders have substantial control and could delay or prevent a change in corporate control. One of our stockholders, Donald E. Tucker, owns over 76% of our outstanding common stock. Mr. Tucker will have the ability to exert significant influence and control over matters requiring the approval of our stockholders. His interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

     Auditor's opinion has a going concern qualification. Our auditor's report dated March 1, 2004 for the year ended December 31, 2003 included a going concern qualification that stated that our significant operating losses raise substantial doubt about its ability to continue as a going concern. Subsequent to that date, we have raised additional capital and completed the Vista acquisition. We do not anticipate that the auditor's report for the current fiscal year will include a going concern qualification.

     No appraisal of acquired assets. We did not obtain an independent appraisal or valuation of the assets and operations we acquired from Vista. In general, for most of our future acquisitions of smaller companies and operations, we do not anticipate that we will obtain a formal appraisal from independent third parties. We intend to consider revenues, EBITDA, intellectual property, market position, management and other factors applicable to future acquisition targets when deciding whether to make an offer to acquire such assets or operations and in deciding what we are willing to pay for such assets or operations. If we are incorrect in our internally prepared valuations of acquisition targets, it could result in our overpayment for assets or acquisitions acquired.


     We will need to effectively manage our growth in order to achieve and sustain profitability. Our failure to manage growth effectively could reduce our sales growth and result in continued net losses. If we are able to achieve significant growth in our future sales and to expand the scope of our operations, our management, financial, manufacturing and other capabilities, procedures and controls could be strained. We cannot assure you that our existing or any additional capabilities, procedures, systems or controls will be adequate to support our operations. We may not be able to design, implement or improve our capabilities, procedures, systems or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures, systems and controls in an efficient and timely manner could reduce our sales growth and result in continued net losses.

     We do not anticipate paying any dividends and any gains from your investment in our stock will have to come from increases in the price of such stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     No assurance of future acquisitions. Our business plan calls for us to expand through acquisitions of other assets and operations. Although we are currently discussing acquisition possibilities with several other companies, there can be no assurance that we will be able to finalize additional acquisitions, or if we do that such acquisitions will be made on terms that are advantageous to us or that the acquired operations will result in profits.

Medical Operations Risks

     We are now operating the assets and business segment we acquired from Vista. We also intend to attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry will subject us to various risks that include, but are not limited, to the following:

     We have a limited sales force to sell our products. Currently our only products are those product lines we acquired from Vista. We only have a small direct sales force to sell our products. There can be no assurance that our marketing efforts will be adequate to increase our revenues in a meaningful amount. Since April 15, 2004, the date we acquired the Vista assets, we have increased our direct sales force from one person to five persons. We anticipate that we will continue to increase our sales force on an as needed basis both for the visualization business and other operations and products we acquire.

     There are significant risks associated with any scale-up of manufacturing which may be required to meet market demand and become profitable. We have never established high-volume manufacturing operations and if we are required to do so to meet market demand or to become profitable, we may not be able to establish or maintain reliable operations at commercially reasonable costs. We may also require additional manufacturing facilities if production volumes increase. Acquisition of new manufacturing facilities would also likely involve relocation. Difficulties in scaling up manufacturing of products could result from problems involving:

     o    quality control and assurance,
     o    component and service availability,
     o    adequacy of control policies and procedures,
     o    lack of qualified personnel,
     o compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities and
     o    other production constraints.

     We have considered and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third-party subcontractors, as well as the implementation of new production processes. Our manufacturing yields or costs may increase as a result of the transition to in-house production or to new production processes when such efforts are undertaken. In addition, costs to comply with FDA good manufacturing practices or changes in such practices may exceed our expectations.

     We may face component shortages and are dependent in some instances on single sources of supply. Any significant supply interruption, or inventory shortage or overage, would negatively impact our ability to manufacture our products. We use and rely on specific components and services used in our systems for which we have only a single source of supply. The manufacture of our products in larger commercial quantities will require a substantial increase in component supplies and will likely necessitate the replacement of current suppliers or the addition of new suppliers. The qualification of additional or a replacement vendor for specified components or services is a lengthy process. In addition, the substitution of replacement vendors may entail re-engineering time and cost and could delay the supply of our products. We expect to manufacture our products based on forecasted product orders and intend to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for ordered materials and components vary significantly and depend on factors such as the business practices of the specific supplier, contract terms and general demand for a component at a given time. Some components used in our products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

     We operate in a consolidating industry, which creates barriers to our market penetration. The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip a surgical center and offer these hospital chains and groups "one-stop shopping" for specialty equipment, instruments, supplies and services. Larger suppliers also typically offer flexible financial programs to their customers to encourage sourcing decisions. The conveniences offered by these larger suppliers are administrative and financial incentives that we are developing and plan to implement. The success of our future plans will depend in part on our ability to continue to competitively respond to these and any new barriers resulting from continued consolidation in the healthcare industry.

     We are subject to significant domestic and international regulation and may not be able to obtain necessary regulatory clearances to sell our products. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

     Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of our products. Our products are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the U.S. Food, Drug and Cosmetic Act.

     Unless an exemption applies, each medical product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. The FDA's 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time FDA files the application, but it can be significantly longer and can be significantly more expensive. Although we may have obtained the necessary 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop.

     We may need to seek additional regulatory approval for clearances if we modify existing products or intend to market other products under development and cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Delays in obtaining clearances or approvals will adversely affect our ability to market and sell our products and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability. We may in the future receive, warning letters from the FDA related to improper promotion of an unapproved use of our products. As a result of such warning letters, the FDA could request that we modify our promotional materials or could subject us to regulatory enforcement actions, including injunction, seizure, civil fine and criminal penalty.

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

     If we fail to comply with Quality System Regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer. Our manufacturing processes and those of our suppliers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products.

The FDA enforces the QSR through inspections. If we fail a QSR inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer.

     Our profitability in our visualization technology business is directly related to the level of reimbursements for surgical procedures using our products. Our profitability is directly related to the level of payments for the surgical procedures, in which our products are involved, either by Medicare or private insurance companies. We could be adversely affected by changes in payment policies of government or private health care payers, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used. It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

     We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payer, the insurance plan and other factors. Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a pre-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payers are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payers.

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

     We have limited experience directly marketing our products overseas and may not be successful in expanding into international markets without experienced partners. We have limited experience in marketing our products overseas. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our business. The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our products are sold, including laws regulating manufacture and sale of medical devices. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

     If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. Our future success will depend, in part, on our ability to continue developing patentable products, enforcing our patents and obtaining patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. Patents may never issue from any patent applications owned by or licensed to us. Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted there under may not provide us with competitive advantages.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would result in substantial expense, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights. We may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial expense, to determine the priority of inventions covered by our issued United States patents or pending patent applications. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to enjoin importation of products which would compete unfairly with our products. Any adverse outcome of any patent litigation, including interference proceedings, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Any such licenses may not be available on acceptable terms, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could damage our business.

     In addition to patents, we rely on unpatented trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose this technology. It is difficult to protect rights to unpatented proprietary technology. Third parties may obtain patent rights to these unpatented trade secrets, which patent rights could be used to assert infringement claims against us. We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology. The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

     We operate in a competitive market. The medical equipment industry is highly competitive and competition is likely to intensify. Certain of our competitors have greater financial and technical resources and production and marketing capabilities than us. We cannot assure you that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are currently offered or being developed by us or that would render our technology and products obsolete and noncompetitive. In addition, some of our competitors have significantly greater experience than we have in conducting clinical investigations of new products and in obtaining FDA and other regulatory clearances and approvals of products. Accordingly, our competitors may succeed in developing and obtaining regulatory approvals for such products more rapidly than us.

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

     New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization. Our long-term success is dependent in part on the design, development and commercialization of new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our financial condition and results of operations. If we are not successful in developing enhancements or new generations of products, we may not be able to recover the costs of these investments or may incur significant losses. If we were not able to develop new products that meet the needs of our markets, our competitive position in our industries may be diminished and our relationships with our customers may be impaired.

     If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner. Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

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

     Our use of hazardous materials may result in unexpected and substantial claims against us for which we do not have sufficient financial resources. Our business operations research and development activities in the Visualization Technology business and other medical operations may involve the controlled use of hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resultant damages, and any such liability could exceed our resources. We may incur substantial cost to comply with environmental regulations.

                         ITEM 3. CONTROLS AND PROCEDURES
                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)   Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We issued shares of our common stock in unregistered transactions from 1998 through 2003. Except for the shares issued in 2000, all of the following shares of common stock issued were in non registered transactions in reliance on
Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in 2000 were issued pursuant to rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common stock issued were as follows:

Per Share

Name                    Date            Shares Issued     Consideration Paid
Lovejoy, Evellyn V.     9/3/2004         50,000           $20,000
Duncan, Family          9/3/2004        100,000           $40,000
Frisina, Robert         9/3/2004         50,000           $20,000
Ryan, James&Sharon      9/3/2004         50,000           $20,000
Tucker, Donald          9/3/2004        125,000           $50,000
Laudon, Pauline         9/3/2004         25,000           $10,000
Miller, B&J Trust       9/3/2004        200,000           $80,000
Forseth, J&A Trust      9/3/2004        100,000           $40,000
Maywood,Sam,Dawn        9/3/2004        100,000           $40,000
Pershing LLC            9/3/2004         50,000           $20,000
Sellers, T & L          9/3/2004         50,000           $20,000
Gradyan, Stephen        9/3/2004         25,000           $10,000
Harrison, Nathan        9/3/2004         50,000           $20,000
Dunhill Mkt & Ins       9/3/2004        100,000           $40,000
Dunhill Mkt & Ins.      9/3/2004         50,000           $20,000
Debrowski, Thomas       9/3/2004        125,000           $50,000
Cede & Co.             9/13/2004          1,000           $0
R.A. Walrod Assoc      9/28/2004          2,500           Director Compensation
Lyon, John             9/28/2004          2,500           Director Compensation
Crowlet, Daniel        9/28/2004          2,500           Director Compensation

All purchasers represented in writing or orally that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by rule 144).

No sales of securities, registered or unregistered, have been undertaken by the company other than the issuances described above.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders.  None

Item 5. Other Information.

Item 6. Exhibits.   31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated:   November 12, 2004        VIKING SYSTEMS, INC.

                                 By     /s/ Thomas B. Marsh
                                        Chief Executive Officer, President

                                 By     /s/ Joseph Warrino
                                        Chief Financial Officer