Form 10KSB
period 2004-12-31
VIKING SYSTEMS INC
filed 2005-03-31
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

     The Issuer's revenues for the fiscal year ended December 31, 2004 were $ 2,846,863.

     As of March 29, 2005, there were 31,900,300 shares of the Issuer's common stock issued and outstanding of which 2,244,650 were held by non-affiliates. As of March 29, 2005, there was no active market for the Issuer's common stock.



                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.........................................................................2

    Item 1.  Description of Business...........................................2

    Item 2.  Properties.......................................................10

    Item 3.  Legal Proceedings................................................10

    Item 4.  Submission of Matters to a Vote of Security Holders..............10

PART II.......................................................................11

    Item 5.  Market for the Registrant's Common Stock and Related Security
                   Holder Matters.............................................11

    Item 6.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operation...................................13

    Item 7.  Financial Statements.............................................24

    Item 8.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure...................................48

    Item 8A.  Controls and Procedures.........................................48

    Item 8B. Other Information................................................49

PART III......................................................................49

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........49

    Item 10. Executive Compensation...........................................54

    Item 11. Security Ownership of Certain Beneficial Owners and Management...57

    Item 12. Certain Relationships and Related Party Transactions.............59

    Item 13. Exhibits.........................................................60

    Item 14. Principal Accountant Fees and Services...........................62

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Viking Systems, Inc. ("Viking" or "Viking Systems") provides high performance 3D endoscopic vision systems to hospitals for minimally invasive surgery. Viking intends to leverage that position to become a market leader in bringing integrated solutions to the digital surgical environment. We intend to develop a portfolio of targeted medical technologies and services that serve the current and emerging needs of the digital healthcare network. Our focus is to deliver integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in minimally invasive surgery (MIS) and complex surgical procedures.

     We established our Vision Systems Group ("VSG") in Westborough, MA with the acquisition of Vista Medical Technologies, Inc.'s proprietary 3-dimensional surgical visualization business and digital platform for surgical information delivery (Infomatix(TM)). Viking was incorporated in Nevada on May 28, 1998, discontinued previous operations and in 2003, changed our business plan and management. During 2004 our mission consisted of making the following substantial investments in the Company's products, marketing programs, infrastructure and personnel:

     o In April, Viking invested in the acquisition of the assets of Vista Medical Technologies, Inc.'s proprietary 3D surgical visualization business.

     o New high resolution 2D cameras were introduced in the first half of the year to the Company's key Original Equipment Manufacturers ("OEM") accounts, underscoring our continuing commitment to the OEM business which remained at historical revenue levels.

     o Substantial investment was made in the upgrade, redevelopment, expansion and re-branding of the 3Di Digital Vision product line from April through October. This after suspending active selling of the systems product post acquisition.

     o Significant marketing expenses were incurred for the re-launch of the 3Di Digital Vision System at the American College of Surgeons Conference in October.

     o Senior sales management and regional sales managers were recruited to launch the sales of our new 3Di Digital Vision Systems in the second half of the year.

     Our strategy is to build our revenue base with our EndoSite 3Di Vision System and OEM camera products. We believe our investments in our products, technology, new markets and organization in 2004 will generate a substantial improvement in our operations in late 2005 and 2006. Our improvements in the technology and focus on the commercialization of this technology are expected to produce better results than achieved historically by this business under Vista.

     We also believe there is tremendous opportunity at this time as the result of the fragmented nature of the medical products industry, the pace of advancement in both technological and scientific applications, and the emerging macro changes associated with national healthcare initiatives. We intend to take advantage of this fragmentation through additional strategic acquisitions that complement our vision business.

     In addition to serving healthcare providers, we believe that our focus on the digital surgical environment uniquely positions the business to be a valued strategic partner to the many of the world's leading healthcare information and equipment providers, such as Boston Scientific, Medtronic, and Aesculap.

Vision Systems Group

     Our Vision Systems Group's lead products are EndoSite 3Di Digital Vision Systems for hospitals and a line of advanced 2D cameras for OEM customers. Our new generation of systems is engineered to be the standard of care for complex and minimally invasive surgeries. After taking the system off the market early in 2004 for an upgrade, the product was re-launched to the market under the Viking brand at the ACS Conference in October with vastly improved performance, new peripheral products, more options and a distinctive new look. The patented EndoSite True View head mounted display provides a precise and immersive field-of-view for the surgeon and surgical team, as well as the Infomatix(TM) digital information platform. These solutions are assisting surgeons today in the performance of a variety of minimally invasive and complex surgeries including bariatric, cardiac, urologic, pediatric and neurological procedures. Viking Systems intends to market its solutions to the surgeons performing these complex surgical procedures.

     The Vision Systems Group is also the strategic visualization supplier to several leading procedure-specific medical device manufacturers such as Aesculap and Richard Wolf. VSG provides high resolution 2D cameras to it's OEM customers. As the procedural business of its partners and customers continues to shift to minimally invasive techniques, the Vision Systems Group will introduce new products, services and capabilities to respond to this important business segment. Viking is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice.

Medical Equipment and the Minimally Invasive Surgery (MIS) Market

     The primary market for Viking's products is minimally invasive surgery products. This market is approximately $6 billion per year and is a small segment of the $175 billion market for medical products worldwide. Within the medical products market, the US market is over $76 billion. The medical equipment market has outpaced the S&P 500 over the last 12 months, and 25 of 200 companies on the Forbes fastest-growing small company list in 2004 served the medical products market. Frost and Sullivan has forecast an industry compound annual growth rate of over 8% for the next 12 years. More importantly for Viking, several studies forecast a 14% annual increase in hospital capital spending over the next five years after many years of lowered capital budgets.

Market Share and System Sales

     Viking believes that while the MIS market will grow from $6 billion to $8.3 billion in 2008, the premium segment for visualization products will grow from $116 million to $416 million worldwide by 2008. Our current worldwide installed base is over 100 systems and 1000 OEM cameras.

Description of Vision Systems Group

     Viking's Vision Systems Group develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures. VSG's technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery. VSG also manufactures compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.

Background to Visualization Technology Products

     Minimally invasive surgery. The development and subsequent widespread adoption of minimally invasive surgical procedures have revolutionized many surgical fields, including general surgery, orthopedics, gynecology and urology. Minimally invasive surgical procedures are performed through strategically placed ports or mini-incisions as opposed to using large incisions to gain surgical access. These procedures are designed to be as safe and effective as conventional surgery. The goal in using a minimally invasive procedure is to substantially reduce trauma, pain and suffering, speed recovery, shorten the length of hospital stays and decrease many of the costs associated with patient care. A minimally invasive procedure is most advantageous in cases in which significant trauma would otherwise result from gaining surgical access to an affected organ or site through the use of a large incision. This movement toward minimally invasive surgery has been driven by advances in device technology and surgical technique, as well as patient demand.

     Our Medical Solution. Viking technology provides surgeon with enhanced depth perception when performing complicated, physically intricate tasks, and will provide the surgeon with the ability to view additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during a procedure. We believe that conventional 2D visualization systems compromise the ability of a surgeon to maneuver, especially in complex reconstructive surgery, and that our natural 3D picture will provide the surgeon with an advantage in these cases.

The Technology

     Viking technology provides a 3D visualization solution to the inherent vision restrictions and demands of minimally invasive microsurgery. It provides the surgeon with a clear view of the anatomy with the ability to view additional information in a voice-controlled, picture-in-picture format, which facilitates real-time decision-making during the procedure. Our technology is based on the following principles that we believe are essential in advancing the techniques of minimally invasive microsurgery. We believe these principles offer several key advantages over other visualization approaches:

     o 3D View. The surgeon's ability to view the principal image of the anatomy in 3D provides the accurate depth perception necessary so that vital anatomical structures are accurately identified and located. This improves safety, precision and speed of the procedure. Also, a secondary video image is available in picture-in-picture format, when the procedure will benefit from two different views of the anatomy.

     o High Resolution Images. The availability of a high resolution image which can be electronically managed by the surgeon significantly enhances the surgeon's ability to differentiate critical tissues in a confined setting and perform intricate dissection, reconstruction and removal.

     o Access. The surgeon benefits from technology which allows for the direct insertion of a camera into the body cavities or organs and provides high quality images that are easy to see and understand.

     o Ergonomics. Due to the complex and time consuming nature of minimally invasive microsurgery procedures, the surgeon requires an ergonomic display system which allows comfortable operating posture and maximizes hand-eye coordination without strain.

     o Information Integration (Infomatix(TM)). The surgeon's access to critical monitoring and diagnostic data, on demand, in real time and integrated with the anatomical image within the surgeon's visual field, enhances procedure performance.

Head Mounted Display

     The head mounted display ("HMD") was originally developed for critical applications in military aerospace by Kaiser Aerospace. Vista believed that a HMD was the optimal solution to the challenge of displaying information during minimally invasive microsurgery. The fundamental technology and human factors experience incorporated in our surgical HMD is the result of substantial investment and development by Kaiser Aerospace, originally for military applications. This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design. Kaiser's original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace. We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design. Our HMD provides 3D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way. Wearing the HMD, the surgeon can also perform surgery "in-line"--meaning with the eyes, hands, instruments and subject in-line. In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

     Our HMD is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room. Further enhancements to the HMD allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks. The video display in the HMD is fixed in relation to the surgeon's eyes, but his or her head may move into any position necessary for comfort. The display design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room. The display is designed to provide a true 3D image by replicating the way the human visual system works; left and right acquired images are delivered directly to left and right liquid crystal displays. It is also designed so that it can be worn with conventional surgical loupes.

Three-Dimensional Image Acquisition

     We believe that three-dimensional visualization capability is critical in minimally invasive microsurgery procedures such as cardiac surgery and complex endoscopic procedures in general surgery, gynecology and urology. VSG technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor.

     VSG technology can package the twin cameras in two ways. In the first method, a stereo micro-camera is attached to the end of a flexible or rigid guide which can then be inserted directly into the body cavity and organs. The image is directly captured by the camera chips without being transmitted through multiple rod lenses as in a conventional design. The elimination of optical surfaces produces several important advantages, including increased image quality, improved contrast, better reliability and improved ability to sterilize the instrument. Alternatively, for applications where standard endoscopic surgical technique remains preferable, a stereo camera is mounted externally on a stereo endoscope. This second method is preferred for the procedures in which we are primarily involved. The image acquired by either approach is then processed for display by control electronics which we have developed. The controller also includes image management features which contribute significantly to procedure performance, such as dual image presentation and picture-in-picture.

Information management

     Medicine is an information rich discipline, but the ability of a surgeon to obtain relevant information in real-time during a procedure has not been developed to its full potential. The head mounted display is designed to give the surgeon real-time access on demand to critical information integrated with the anatomical images generated by our camera systems. In addition to real-time display, the information can be stored or transmitted within the hospital or transmitted to remote locations for training, advisory or administrative purposes. The applications software to control this flow of information is a key element in our long-term product strategy which positions visualization within the context of a total information management system for the surgeon.

Visualization Technology Products

     Our product lines are as follows:

     EndoSite 3Di Digital Vision System for general surgery and other complex endoscopic procedures. The visualization system is designed to be modular and consists of the following major components:

   Component            Description
   ----------------------------------------------------------------------------

   True View -          Head-mounted display and operating room personal
   head mounted display computer which integrates multiple video images in a picture-in-picture format using voice commands from the head mounted display. Up to three head mounted displays can be used per system.

   Stereo laparoscopes  Ten millimeter diameter stereo laparoscopes in both
                        0 degree and 30 degree angles of view.

   EndoSite 3Di         Three-dimensional camera head for  attachment  to our
   Digital Camera       stereo laparoscopes.

   3Di Camera           High resolution stereo image processor.
   Controller

   EndoSite Xenon       High intensity 300 watt xenon light source to
                        illuminate the Stereo Laparoscopes.

   Endoscopy Cart       Cart which holds the EndoSite 3Di Digital Vision
                        System

     All necessary 510(k) and CE mark clearances which are required to market the components of the EndoSite have been received.

     OEM Endoscopic Cameras. Our endoscopic cameras are the state-of-the-art in two-dimensional endoscopic imaging. We currently manufacture compact, high resolution endoscopic cameras for original equipment manufacture customers and strategic partners.

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

Employees

     As of the date of this Form 10-KSB, we have 25 full time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

Previous Operations

     Viking was initially formed for the purpose of providing training and curriculum for the information technology industry on "Open Source" topics. "Open Source" refers to software which has its source code open and available for anyone to see, utilize or alter. The cornerstone of "Open Source" software is the Linux operating system. After its formation Viking established a training center in Phoenix, Arizona and developed and taught three courses including:
"Linux New User", "Linux Install and Configuration" and "Linux System Administration". Viking developed and taught various instructional courses, which gave participants a basic understanding of Linux. In conjunction with the training program, Viking developed three publications for classroom based instruction. The costs of maintaining the training center and the support to develop new curriculum exceeded the revenues we generated. Viking's management discontinued the training and curriculum business at the beginning of 2002 and focused on web-hosting, web designing, small computer systems and computer networking. Viking's management determined that it would be in the best interests of the Company and its shareholders to discontinue its computer related operations which it did in December 2002. Viking conducted no operations in 2003 and in November 2003, new management was appointed and the current business plan of the Company was adopted.

ITEM 2.  PROPERTIES

     Our executive office is currently located at the personal office of our CEO in La Jolla, CA. The corporate office will be relocated in La Jolla in April 2005. Our Vision Systems Group facility is located in approximately 17,850 square feet located in Westborough, Massachusetts. The lease expires in October 2007.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to Viking's shareholders for a vote during the last quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock is quoted on the OTC "Bulletin Board" under the symbol "VKSY". During the last two years, there has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                             High Bid    Low Bid
                                                             --------    -------
      Fiscal Year Ended December 31, 2003

                        First Quarter                        $  .75      $  .75
                        Second Quarter                          .75         .75
                        Third Quarter                           .75         .75
                        Fourth Quarter                          .76         .75

      Fiscal Year Ended December 31, 2004

                        First Quarter                        $ 1.50      $  .75
                        Second Quarter                          .75         .55
                        Third Quarter                           .90         .40
                        Fourth Quarter                          .95         .75

      Fiscal Year Ended December 31, 2005

                        First Quarter                        $  .80      $  .55
                        Through March 25, 2005

Shares Issued in Unregistered Transactions

     We issued shares of our common stock in unregistered transactions during 2004. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

     In April 2004, we issued 3,054,000 shares to Vista Medical Technologies, Inc. as part of the Asset Purchase Agreement for the Technology Division.

     In July 2004, we issued 1,250,000 shares of our common stock, at $.40 per share, to 16 individuals for cash used as working capital, including 125,000 shares to Donald Tucker.

     In September 2004, we issued 7,500 shares of our common stock, at $.40 per share, to our non-employee directors, as compensation.

     In December, 2004 we issued 20,000,000 shares of our common stock to Donald Tucker in connection with his conversion of 5,000,000 shares of Series Preferred Stock into common stock.

Holders

     As of March 25, 2005, there were 31,900,300 shares of common stock outstanding and approximately 102 stockholders of record of common stock.

Dividends

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

     None

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

Transfer Agent and Registrar

     Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain descriptions of the Company's expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

     Viking Systems provides high performance 3D endoscopic vision systems to hospitals for minimally invasive surgery. Viking intends to leverage that position to become a market leader in bringing integrated solutions to the digital surgical environment. We intend to develop a portfolio of targeted medical technologies and services that serve the current and emerging needs of the digital healthcare network. Our focus is to deliver integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in minimally invasive surgery (MIS) and complex surgical procedures.

     We established our Vision Systems Group in Westborough, MA with the acquisition of Vista Medical Technologies, Inc.'s proprietary 3-dimensional surgical visualization business and digital platform for surgical information delivery (Infomatix(TM)).

     Our strategy is to build our revenue base with our EndoSite 3Di Vision System and OEM camera products. At the same time we are developing a new HD video engine that will provide us a feature rich, high resolution, low cost and fully integrated platform for our OEM, strategic partner and system sales initiatives. This new engine has the potential to dramatically increase the functionality of the endoscopic vision system at a substantially lower price than competitive systems. This will have both an impact on our competitive position in the hospital OR market and also open up new markets for Viking in 2D systems for Outpatient Surgery Centers and doctor's offices.

Liquidity and Capital Resources

     Since December 31, 2003, our principal sources of liquidity have been funds raised from the sale of our equity securities and the sale of Convertible Notes. At December 31, 2004, we had cash, cash equivalents and short-term investments of $139,393.

     During the first quarter of 2005, we raised $1,550,000 through the issuance of convertible notes (the "Notes"). We expect to receive an additional $1,200,000 as part of the same financing by the second quarter of 2005; however there can be no assurances that the full amount will be received. The general terms of this financing are as follows:

      Maturity Date of Notes  Twelve Months from the date of issuance

      Interest Rate of Notes  Ten percent per annum

      Security The Notes are secured by all of the assets of Viking.

      Optional Conversion The Notes may, at the option of the Investors, be converted into shares of Viking common stock at the price of $.20 share. The conversion price is subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement and other transaction documents

      Mandatory               Conversion Viking shall have the right to require
                              an Investor to convert all or a portion of such Investor's Note at the conversion price in the event that:

                                    (i) no event of default exists or is
                                    continuing at the time of such mandatory conversion; and

                                    (ii)Viking has raised a minimum of
                                    $3,000,000 in public and/or private equity offerings on or prior to the one-year anniversary date of the initial closing at an average price equal to or greater than $0.30 per share of common stock.

      Warrants As additional consideration for the Investors purchasing the Notes, Viking has issued the Investors Warrants to purchase shares of Viking common stock at the price of $.40 per share. The exercise price is subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement and other transaction documents. The Warrants are exercisable for a period of 42 months from the date of issuance.

      Registration             Rights Viking has agreed to register with the
                               Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underlie the Warrants.

     Net cash usage in operating activities was approximately $791,000 and $33,768 in 2004 and 2003, respectively. The increased usage in net cash in operating activities during 2004 compared to 2003 was attributable to the acquisition of the Technology Business of Vista Medical Technologies, Inc. ("Vista") and the development of our EndoSite 3Di product line and sales and marketing organization.

     Net cash used in investing activities was approximately $459,000 and $0 in 2004 and 2003, respectively. The increase in cash usage in investing activities in 2004 was attributable to the acquisition of the Technology Business of Vista and its property, plant, and equipment and the need for demonstration equipment for our new 3Di product line.

     Cash flows provided by financing activities were approximately $1,354,000 and $69,000 in 2004 and 2003, respectively. The cash flows from financing activities in 2004 were primarily attributable to proceeds from a private placement of preferred stock for approximately $400,000, private placement of our common stock for approximately $450,000, proceeds from Notes Payable of approximately $500,000 and short term bank borrowings of $59,215.

     We incurred operating losses in 2004 and 2003, and at December 31, 2004, had an accumulated deficit of approximately $2,315,000. At December 31, 2004, we had cash of $139,000. In January 2005 we received a $200,000 line of credit from Silicon Valley Bank. In February and March 2005, we received $800,000 and $750,000 respectively, of a total committed of $2,750,000 from the issuance of convertible notes payable. In addition, we have amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2005 and is subject to annual renewals. We believe that these sources of liquidity, together with anticipated 2005 product revenues and interest income, will be sufficient to operate our business beyond 2005. We are pursuing additional sources of funds, including private placements of our common shares. However, there can be no assurance that the requisite funds will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

     We had product sales from continuing operations of $2,846,863 for the year ended December 31, 2004 and no sales revenue for the year ended December 31, 2003, representing an increase of $2,846,863. The increase in revenues during 2004 was due to a partial year of product sales from our Vision Systems Group business, which we acquired in April 2004 from Vista. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2004 were to three customers who accounted for 25%, 24% and 17% of revenues, respectively.

     We had gross margins of $853,333 or 30% for the year ended December 31, 2004 and gross margins of $0 for the year ended December 31, 2003, representing an increase of $853,333. The increase in gross margin during 2004 was due to the partial year of product sales in 2004 compared to no sales in 2003.

     We had operating expenses of $2,831,362 for the year ended December 31, 2004 and $0 for the year ended December 31, 2003, representing an increase of $2,831,362. The increase in operating expenses was due to the restart of our operations.

     We had General and Administrative expenses of $1,381,948 for the year ended December 31, 2004 and $0 for the year ended December 31, 2003, representing an increase of $1,381,948. The increase in general and administrative expense in 2004 was due to the acquisition from Vista. We had approximately $500,000 in payroll and fringe benefits, $107,000 in legal expenses, $86,000 in audit expenses, including a two year audit of the Technology Business of Vista, $136,000 in consulting expenses, including $115,000 in acquisition consultants, $157,000 in royalty and license fees and $108,000 in insurance expenses for the year ended December 31, 2004 and $0 for these expenses in 2003.

     We had Sales and Marketing expenses of $831,731 for the year ended December 31, 2004 and $0 for the year ended December 31, 2003, representing an increase of $831,731. The increase was due to the acquisition from Vista. We established Viking Systems as a medical equipment provider, hired 8 additional sales and marketing employees, developed new brochures and literature, created trade show booths, and launched our EndoSite 3Di Digital Vision System.

     We had Research and Development expenses of $617,683 for the year ended December 31, 2004 and $0 for the year ended December 31, 2003, representing an increase of $617,683. The increases in research and development expenses were due to the acquisition from Vista. We developed the new EndoSite 3Di Digital Vision System and continued to maintain and enhance our 2D OEM camera products.

     We had net losses of $1,984,728 for the year ended December 31, 2004 and net losses of $41,646 for the year ended December 31, 2003, representing an increase of $1,943,082. The increase in net losses during 2004 was due to the change from discontinued operations in 2003 to acquiring the Technology Business in April 2004 from Vista, and the costs of restarting Viking sales and marketing efforts, developing and improving our 3Di products line, and maintaining the operations of the Technology Division of Vista.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

     At December 31, 2004, we are obligated under one operating lease, for the Westborough, MA location occupied by the Vision Systems Group. The lease expires in October 2007 and requires us to make payments totaling $163,980, $163,980, and $133,650 in 2005, 2006, and 2007 respectively.

     In connection with the acquisition with Vista Medical Technology, the Company entered into a license agreement for the intellectual property and product rights used in the operation of the business acquired. In exchange for this license grant, the Company will pay Vista royalties of 5% of all original equipment manufacturer (OEM) sales and 10% of all sales of the 3Di EndoSite System over the next five (5) years. The license agreement contains minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by the Company under the license agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the license agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product and product rights to the Company. As of December 31, 2004, the Company had accrued royalties related to this agreement of approximately $39,000. During 2004, the Company paid approximately $78,000 in royalties under this agreement.

     Viking has an agreement with a bank through which the bank will advance funds to the Company equal to 80% of receivables resulting from sales by the Company up to a maximum of $400,000. Funds advanced accrue interest at prime plus 3.5%. The agreement expires September 14, 2005. Upon collection of the receivable from the customer, the bank is paid the funds advanced and a interest accrued, and the remaining amount of the collection is remitted to the Company. Viking has a License Agreement with Harry McKinley, dated as of April 15, 2004, whereas Viking has exclusive use of Mr. McKinley's stereo imaging patents. The agreement expires on April 15, 2005.

     Viking has a Loan and Security Agreement, dated as of February 9, 2005, with Silicon Valley bank, whereas Viking can borrow up to $200,000 against a Certificate of Deposit owned by Donald Tucker. This agreement expires on September 13, 2005.

     During the first quarter of 2005, we raised $1,550,000 through the issuance of convertible notes (the "Notes"). We expect to receive an additional $1,200,000 as part of the same financing by the second quarter of 2005; however there can be no assurances that the full amount will be received. The general terms of this financing are as follows:

     Maturity Date of Notes   Twelve Months from the date of issuance.

     Interest Rate of Notes   Ten percent per annum.

     Security The Notes are secured by all of the assets of Viking.

      Optional  Conversion    The Notes  may,  at the option of the  Investors,
                              be converted into shares of Viking common stock at the price of $.20 per share. The conversion price is subject to downward adjustment, upon certain conditions pursuant to the terms of Security
                              Purchase Agreement and other transaction documents.

      Mandatory               Conversion Viking shall have the right to require
                              an Investor to convert all or a portion of such Investor's Note at the conversion price in the event that:

                                    (i) no event of default exists or is
                                    continuing at the time of such mandatory conversion; and

                                    (ii)Viking has raised a minimum of
                                    $3,000,000 in public and/or private equity offerings on or prior to the one-year anniversary date of the initial closing at an average price equal to or greater than $0.30 per share of common stock.

      Warrants As additional consideration for the Investors purchasing the Notes, Viking has issued the Investors Warrants to purchase shares of Viking common stock at the price of $.40 per share. The exercise price is subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement and other transaction documents. The Warrants are exercisable for a period of 42 months from the date of issuance.

      Registration            Rights Viking has agreed to register with the
                              Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underlie the Warrants.

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

     We commenced operations in the medical device business during 2004. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Goodwill and Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets during the first quarter of fiscal 2004. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2004. The results of this analysis concluded that there was no impairment charge.

     Revenue Recognition. The Company's revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonable assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of the Company's sales through December 31, 2004 have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

     Stock-Based Compensation. The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB
Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During 2004 and 2003, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date. The Company granted stock options to non-employees for services resulting in $3,750 of general and administrative expense during 2004.

     An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

Recent Accounting Pronouncements

     See footnote 10 to the financial statements included as Item 7 of this Form 10-KSB.

Interest Rate Risk

     We currently have notes payable that accrue interest at a fixed rate. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

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

     Operating History. We were inactive in 2002 and 2003. We commenced active operations by acquiring assets from Vista Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

     Possibility of Total Loss of Investment. An investment in the Company is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

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

     Auditor's Opinion has a Going Concern Qualification. Our auditor's report dated January 28, 2005 for the year ended December 31, 2004 included a going concern qualification which stated that our significant operating losses raise substantial doubt about our ability to continue as a going concern.

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

Medical Operations Risks

     We acquired assets and operations from Vista as described in Item 1 above. We also intend to attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry will subject us to various risks which include, but are not limited, to the following:

     We Operate in a Competitive Market. The market for medical products and services is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

     If We Fail to Retain Key Personnel and Hire, Train and Retain Additional Qualified and Experienced Employees, We May Not Be Able to Compete Effectively. Our future success will depend to a large extent on retaining our employees and recruiting sufficient qualified employees to fill vacancies created by attrition or expansion of our operations. There is likely to be a competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.

     We Are Subject To Significant Domestic and International Regulation and May Not Be Able To Obtain Necessary Regulatory Clearances to Sell Our Products. We sell medical devices. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution. Medical devices are regulated in the United

States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States.

     We Expect to Encounter Rapid Technological Change and Significant Competition. The medical device market in which we compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery.

     Our Profitability is Directly Related to the Level Of Reimbursements for Surgical Procedures Using the Offered Products. Our profitability will be directly related to the level of payments for the surgical procedures, in which our products will be involved, either by Medicare or private insurance companies. We could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used. It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

     We May Be Subject To Product Liability Claims And Have Limited Insurance Coverage. By engaging in the medical devices business, we will face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We will need to maintain adequate product liability insurance coverage. If we are able to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

ITEM 7.     FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent Auditor's Report..................................................25

Balance Sheet.................................................................26

Statement of Operations.......................................................27

Statement of Stockholders' Deficit............................................28

Statement of Cash Flows..................................................29 - 30

Notes to Financial Statements............................................31 - 47

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Viking Systems, Inc.


We have audited the accompanying balance sheet of Viking Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ TANNER LC


Salt Lake City, Utah
January 28, 2005, except
for note 18 which is dated
March 28, 2005

--------------------------------------------------------------------------------
                                                            VIKING SYSTEMS, INC.
                                                                   Balance Sheet
                                                               December 31, 2004
--------------------------------------------------------------------------------

        Assets                                             2004          2003
                                                      --------------------------
Current assets:
  Cash                                                  $ 139,393     $  35,525
  Accounts receivable                                     277,767             -
  Inventories                                             667,088             -
  Prepaids and other current assets                       145,542             -
                                                      --------------------------

         Total current assets                           1,229,790        35,525

Property and equipment, net                               278,087             -
                                                      --------------------------

                                                      $ 1,507,877     $  35,525
                                                      --------------------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                    $ 1,540,954     $  21,218
  Accrued expenses                                        351,149             -
  Deferred revenue                                        159,150             -
  Short-term bank borrowings                               59,215             -
  Related party convertible notes payable                 400,000             -
                                                      --------------------------

         Total current liabilities                      2,510,468        21,218

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 25,000,000
    shares authorized; no shares issued and
    outstanding                                                 -             -
  Common stock, $.001 par value, 100,000,000
    shares authorized; 30,606,150 and 6,294,650
    shares issued and outstanding, respectively            30,607         6,295
  Additional paid-in capital                            1,282,223       338,705
  Accumulated deficit                                  (2,315,421)     (330,693)
                                                      --------------------------

         Total stockholders' equity (deficit)          (1,002,591)       14,307
                                                      --------------------------

                                                      $ 1,507,877     $  35,525
                                                      --------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                               26

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Operations
                                                         Years Ended December 31
--------------------------------------------------------------------------------

                                                        2004           2003
                                                      --------------------------

Sales, net                                            $ 2,846,863  $          -
Cost of sales                                           1,993,530             -
                                                      --------------------------

         Gross profit                                     853,333             -
                                                      --------------------------

Operating expenses:
  General and administrative                            1,381,948             -
  Selling and marketing                                   831,731             -
  Research and development                                617,683             -
                                                      --------------------------

         Total operating expenses                       2,831,362             -
                                                      --------------------------
         Operating loss                                (1,978,029)            -

  Interest expense                                         (6,699)            -
                                                      --------------------------
Loss from continuing operations
  before benefit from income taxes                     (1,984,728)            -

Income tax benefit                                              -             -
                                                      --------------------------

Loss from continuing operations                        (1,984,728)            -

Loss from discontinued operations,
  net of income taxes                                           -       (41,646)
                                                      --------------------------

Net loss                                              $(1,984,728) $    (41,646)
                                                      --------------------------

Net loss per share from continuing operations         $     (0.22) $          -
                                                      --------------------------
Net loss per share from
  discontinued operations                             $         -  $      (0.01)
                                                      --------------------------

Net loss per share - basic and diluted                $     (0.22) $      (0.01)
                                                      --------------------------

Weighted average shares - basic and diluted             9,044,000     3,061,000
                                                      --------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                               27

                                                                                                                VIKING SYSTEMS, INC.
                                                                                                  Statement of Stockholders' Deficit
                                                                                              Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                           Preferred Stock       Common Stock   Additional
                                                     ------------------------------------------  Paid-in    Accumulated
                                                        Shares    Amount     Shares     Amount   Capital      Deficit       Total
                                                     -------------------------------------------------------------------------------

Balance January 1, 2003                                       - $       -   2,691,150  $  2,691 $  261,959 $   (289,047) $  (24,397)

Issuance of common stock for the conversion of debt           -         -      81,000        81      8,019            -       8,100

Issuance of common stock for services                         -         -      72,500        73      3,177            -       3,250

Issuance of common stock for cash                             -         -   3,450,000     3,450     65,550            -      69,000

Net loss                                                      -         -           -         -          -      (41,646)    (41,646)
                                                     -------------------------------------------------------------------------------

Balance December 31, 2003                                     -         -   6,294,650     6,295    338,705     (330,693)     14,307

Issuance of preferred stock to related party for
  cash                                                5,000,000     5,000           -         -    395,000           -      400,000

Issuance of common stock for cash                             -         -   1,125,000     1,125    448,875           -      450,000

Issuance of common stock to related party for
  conversion of note payable                                  -         -     125,000       125     49,875           -       50,000

Issuance of common stock to related party for the
  conversion of preferred stock                      (5,000,000)   (5,000) 20,000,000    20,000    (15,000)          -            -

Issuance of common stock to Board of Directors for
  services                                                    -         -       7,500         8      2,992           -        3,000

Issuance of common stock in acquisition                       -         -   3,054,000     3,054     58,026           -       61,080

Issuance of stock options for services                        -         -           -         -      3,750           -        3,750

Net loss                                                      -         -           -         -          -  (1,984,728)  (1,984,728)
                                                     -------------------------------------------------------------------------------
Balance December 31, 2004                                     -  $      -  30,606,150  $ 30,607 $1,282,223 $(2,315,421) $(1,002,591)
                                                     -------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                   28

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                         Years Ended December 31
--------------------------------------------------------------------------------

                                                           2004          2003
                                                       -------------------------
Cash flows from operating activities:
  Net loss                                             $(1,984,728)    $(41,646)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           55,240            -
    Common stock and stock options issued for services       6,750        3,250
    Debt issued for lease expense                                -          920
    Change in operating assets and liabilities:
     Accounts receivable, net                               96,260        1,333
     Inventories, net                                     (400,744)           -
     Prepaids and other current assets                    (145,542)           -
     Accounts payable                                    1,172,427        2,375
     Accrued expenses                                      259,194           -
     Deferred revenue                                      149,900           -
                                                       -------------------------

         Net cash used in operating activities            (791,243)     (33,768)
                                                       -------------------------
Cash flows from investing activities:
  Net cash paid in acquisition                            (158,718)           -
  Purchase of property and equipment                      (300,018)           -
                                                       -------------------------

         Net cash used in investing activities            (458,736)           -
                                                       -------------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                400,000            -
  Proceeds from issuance of common stock                   450,000       69,000
  Payments on long-term debt                                (5,368)           -
  Proceeds from related-party notes payable                500,000        4,665
  Payments on related-party notes payable                  (50,000)      (4,730)
  Short-term bank borrowings                                59,215            -
                                                       -------------------------

         Net cash provided by financing activities       1,353,847       68,935
                                                       -------------------------

         Net increase (decrease) in cash                   103,868       35,167

Cash at beginning of year                                   35,525          358
                                                       -------------------------
Cash at end of year                                    $   139,393     $ 35,525
                                                       -------------------------

Supplemental disclosure of cash flow information:
Cash paid during the years for:
     Interest                                          $     1,740     $      -
                                                       -------------------------

     Income taxes                                      $         -     $      -
                                                       -------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                               29

                                                            VIKING SYSTEMS, INC.
                                                         Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:

During the year ended December 31, 2004, the Company:

     o Converted 5 million shares of Series A convertible preferred stock to 20 million shares of common stock.

     o Converted $50,000 of convertible notes payable to 125,000 shares of common stock

     o Acquired the assets of the visualization technology business of Vista Medical Systems, Inc. in a purchase transaction (see note 3). The transaction required the payment of $158,718, the assumption of $453,882 of liabilities, and the issuance of 3,054,000 shares of common stock. In connection with this acquisition, the Company recorded the following:

                Accounts receivable                     $   374,027
                Inventories                                 266,344
                Property and equipment                       33,309
                Accounts payable and accrued expenses      (448,514)
                Long-term debt                               (5,368)
                Common stock issued                         (61,080)
                                                        ------------

                Net cash paid                           $   158,718
                                                        ------------


During the year ended December 31, 2003 the Company issued 81,000 shares of common stock to retire related party notes payable of $8,100.




















--------------------------------------------------------------------------------
See accompanying notes to financial statements.                               30

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2004 and 2003
--------------------------------------------------------------------------------

1. Organization     Organization and Business
   and Summary Viking Systems, Inc., (the Company) was organized as a of Significant corporation in the state of Nevada on May 28, 1998, for the
   Accounting       purpose  of  providing   training  and  curriculum  for  the
   Policies         information  technology  industry.  During 2001, the Company changed its business  focus to the  development  of software applications,  hardware sales and leasing,  and training and support.  As of December 31, 2002, the Company  discontinued
                    its  operations.  During  2004,  the Company  purchased  the assets of the  visualization  technology  business  of Vista
                    Medical   Systems,   Inc.   ("Vista").   Vista,  a  Delaware
                    Corporation, is involved in the development, manufacture, and sale of medical devices and related technology. The
                    Company has continued to develop, manufacture, and sell the products associated with Vista's visualization technology business.

                    Concentrations of Credit Risk
                    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                    Cash and Cash Equivalents
                    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Accounts Receivable
   and Summary Accounts receivable are carried at original invoice of Significant amount less an estimate made for doubtful receivables
   Accounting       based on a review of all outstanding  amounts  on a  monthly
   Policies         basis.  Specific  reserves  are   estimated   by  management
   Continued        based on certain  assumptions  and variables,  including the
                    customer's  financial  condition,   age  of  the  customer's
                    receivables,   and  changes  in  payment  histories.  As  of
                    December 31, 2004, no allowance for doubtful receivables was necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

                    A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charged on trade receivables that are past due.

                    Inventories
                    Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.

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

                    Revenue Recognition
                    The Company's revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore, shipment is deemed to have occurred when the product is delivered to the transportation carrier.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Revenue Recognition - Continued
   and Summary Most of the Company's sales through December 31, 2004 of Significant have been for products that did not include installation
   Accounting       services.   If  installation  is   included  as  part of the
   Policies         contract,  revenue  is  not  recognized  until  installation
   Continued        has   occurred,   or  until   any   remaining   installation
                    obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.

                    The sales of products do not include specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant.

                    Impairment or Disposal of Long-Lived Assets
                    During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company reviews long-lived assets such as property, equipment and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2004 and 2003, no impairment of long-lived assets was recorded.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
1. Organization     Income Taxes
   and Summary      The Company accounts for income taxes using the asset and
   of               liability method. Under the asset and liability deferred tax
   Significant      assets and liabilities are method, recognized for the future
   Accounting       tax consequences attributable to differences between the
   Policies         financial statement carrying amounts of existing assets and
   Continued        liabilities  and their  respective  tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Earnings Per Common and Common Equivalent Share
                    The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

                    The computation of diluted earnings per common share is based on weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the conversion of convertible preferred stock and convertible notes payable and the exercise of stock options and/or warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. 800,000 shares issuable upon conversion of the related party convertible notes payable and 2,816,000 shares issuable upon exercise of stock options were excluded from the weighted average shares calculation for 2004 because their effect was anti-dilutive. Options to purchase 5 million shares of Series A preferred stock, convertible into 20 million common shares, were excluded from the weighted average shares calculation for 2003 because their effect was antidilutive.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Stock-Based Compensation
   and Summary      The   Company   accounts   for  its   employee   stock-based
   of Significant   compensation  plans using the  intrinsic  value  method,  as
   Accounting       prescribed  by APB  Opinion  No.  25,  Accounting  for Stock
   Policies         Issued   to   Employees,    and   related   interpretations.
   Continued        Accordingly, the Company records deferred compensation costs related  to its  employee  stock  options  when the  current market price of the  underlying  stock  exceeds the exercise price of each stock option on the measurement  date (usually the  date  of  grant).  The  Company  records  and  measures
                    deferred   compensation   for  stock   options   granted  to
                    non-employees,  other than members of the Company's Board of
                    Directors,  using  the fair  value  based  method.  Deferred compensation is expensed on a  straight-line  basis over the vesting period of the related stock option.  During 2004 and
                    2003,  the  Company  did not  grant  any  stock  options  to employees  or members of the  Company's  Board of  Directors
                    with   exercise   prices  below  the  market  price  on  the
                    measurement date. The Company granted stock options to non-employees for services resulting in $3,750 of general and administrative expense during 2004.

                    An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Stock-Based Compensation - Continued
   and Summary The following table illustrates the effect on net loss and of Significant net loss per share as if the Company had elected to use the
   Accounting       fair  value  based   method  to  account  for  its  employee
   Policies         stock-based compensation.
   Continued
                                                               Years Ended
                                                               December 31,
                                                         -----------------------
                                                             2004         2003
                                                         -----------------------
                        Net loss, as reported            $(1,984,728)  $(41,646)
                        Deduct:
                        Total stock-based employee
                         compensation expense determined
                         under fair value based method
                         for all awards, net of related
                         tax effects                         (24,116)    (3,132)
                                                         -----------------------
                        Pro forma net loss               $(2,008,844)  $(44,778)
                                                         =======================
                        Loss per share:
                         Basic and diluted - as reported $      (.22)  $   (.01)
                                                         =======================
                         Basis and diluted - pro forma   $      (.22)  $   (.01)
                                                         =======================

                    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                             2004         2003
                                                         -----------------------
                        Expected dividend yield          $         -   $      -
                        Expected stock price volatility        24-35%         0%
                        Risk-free interest rate                 4.17%         2%
                        Expected life of options           1-10 years    5 years

                    The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 was $.15 and $.02, respectively.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2. Going            The  accompanying  financial  statements  have been prepared
   Concern          under the  assumption  that the Company  will  continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2004 and 2003, the Company has a substantial working capital deficiency, has recurring net losses, and has incurred net cash outflows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company plans to obtain financing through the sale of equity securities. There can be no assurance that such financing will be available on acceptable terms, or at all.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3. Acquisition      On April 15, 2004, the Company acquired all of the assets of the  visualization  business  segment (the Segment) of Vista
                    Medical Technologies, Inc. (Vista). Pursuant to the terms of the Asset  Purchase  Agreement,  the Company  purchased  all assets  related to the Segment in exchange for a combination
                    of   cash,   common   stock,   and   assumed    liabilities.
                    Specifically,  at closing,  the Company was  required to pay
                    Vista cash of the sum of  $158,718,  and issue shares of its common stock equal to ten percent (10%) of the fully-diluted
                    common   shares  of   Viking   stock   (3,054,000   shares).
                    Additionally, at closing, the Company entered into a license agreement for the  intellectual  property and product rights used in the  operation of the Segment.  In exchange for this license grant, the Company will pay Vista royalties over the next five (5) years  based on sales of the  products  of the
                    Segment  by the  Company.  The  license  agreement  contains minimum  royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by the Company under the License Agreement
                    are  capped  at  $4,500,000  in  the  aggregate,   over  the
                    five-year  period.   Vista  will  retain  ownership  of  all
                    intellectual  property and product  rights under the License
                    Agreement   until  these  royalty   obligations   have  been
                    satisfied,  at which time Vista will  transfer  ownership of
                    such  intellectual   property  and  product  rights  to  the
                    Company. Lastly, Vista consigned to the Company at closing its current inventory of products and parts. The Company will reimburse Vista the value of that inventory, if and when sold, over the course of the next year.

                    Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

                        Accounts receivable                     $ 374,027
                        Inventories                               266,344
                        Property and equipment                     33,309
                        Accounts payable and accrued
                         expenses                                (448,514)
                        Long-term debt                             (5,368)
                        Common stock issued                       (61,080)
                                                                ----------
                        Net cash paid in acquisition            $ 158,718
                                                                ==========

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4. Detail of        Details of certain balance sheet accounts as of December 31,
   Certain Balance  2004 and 2003, are as follows:
   Sheet Accounts
                                                             2004         2003
                                                         -----------------------
                        Inventories:
                          Parts and supplied             $ 228,598    $       -
                          Work-in-progress                 240,091            -
                          Finished goods                   198,399            -
                                                         -----------------------
                                                         $ 667,088    $       -
                                                         =======================
                        Accrued expenses:
                          Accrued wages and salaries     $ 126,278    $       -
                          Accrued vacation                  83,756            -
                          Accrued royalties                 46,251            -
                          Other accrued expenses            94,864            -
                                                         -----------------------
                                                         $ 351,149    $       -
                                                         =======================

5. Property and     Property and equipment consists of the following at December
   Equipment        31:
                                                             2004         2003
                                                         -----------------------
                          Equipment                      $ 287,158    $   6,027
                          Furniture and fixtures            46,169            -
                                                         -----------------------

                                                           333,327        6,027
                          Less accumulated depreciation    (55,240)      (6,027)

                                                         $ 278,087    $       -
                                                         =======================

6. Deferred         As of Revenue  December 31,  2004,  the Company had deferred
   Revenue          revenue of  $159,150,  which  consisted  of a sale for which product had been delivered and invoiced, but installation had not occurred.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7. Short-term       The Company has an agreement  with a bank through  which the
   Bank             bank  will  advance  funds  to the  Company  equal to 80% of receivables resulting from sales by the Company up to a maximum of $400,000. Funds advanced accrue interest at prime plus 3.5%. The agreement expires September 14, 2005. Upon collection of the receivable from the customer, the bank is paid the funds advanced and an interest accrued, and the remaining amount of the collection is remitted to the Company. As of December 31, 2004, the Company had $59,215 of advances due to the bank.

8. Related Party The Company has borrowings under unsecured notes payable Convertible from a significant stockholder totaling $400,000 at December Notes Payable 31, 2004. The notes accrue interest at 10%, are due March
                    31, 2005, and are convertible, at the note-holder's option, into common stock at $.50 per share.

9. Preferred        In March 2004, the Company sold 5,000,000 shares of Series A
   Stock            Preferred  Stock to a significant  stockholder for $400,000.
                    During  2004,  all  5,000,000  shares of Series A  Preferred
                    Stock were converted into 20,000,000 shares of common stock.

10. Income Taxes    The difference  between income taxes at statutory  rates and the amount presented in the financial statements is a result of the following:
                                                             2004         2003
                                                         -----------------------
                        Income tax benefit at statutory
                         rate                            $ 740,000     $  8,000
                        Tax amortization of excess
                         purchase price allocation          55,000            -
                        Meals and entertainment             (3,000)           -
                        Research and development
                         tax credit                         63,000            -
                        Other                               57,000            -
                        Change in valuation allowance     (912,000)      (8,000)
                                                         -----------------------
                                                         $       -     $      -
                                                         =======================

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10. Income Taxes    Deferred tax assets are as follows at December 31,:
    Continued
                                                             2004         2003
                                                         -----------------------
                        Operating loss carryforwards     $ 825,000    $  66,000
                        Research and development
                         tax credit                        100,000            -
                        Accrued vacation and bonuses        53,000            -
                        Valuation allowance               (978,000)     (66,000)
                                                         -----------------------
                                                         $       -    $       -
                                                         =======================

                    The Company has a net operating loss of approximately $2.2 million which begins to expire in 2019. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

11. Operating       The  Company  leases its  office  space and  certain  office
    Leases          equipment under  non-cancelable  operating lease agreements.
                    Future minimum lease payments on these leases as of December
                    31, 2004, are as follows:

                        Years Ending December 31,
                        -------------------------

                                2005                            $ 163,980
                                2006                              163,080
                                2007                              133,650
                                                                ---------
                                                                $ 460,710
                                                                =========

                    Annual rent expense for all operating leases for the years ended December 31, 2004 and 2003 totaled approximately $164,000 and $0, respectively.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Related Party   During the year ended December 31, 2004, the Company:
    Transactions

                    o Sold 5 million shares of Series A Preferred Stock to a significant stockholder for $400,000.
                    o Issued 125,000 shares of common stock to a significant stockholder upon conversion of related party convertible notes payable of $50,000.

                    During the year ended December 31, 2003, the Company issued 81,000 shares of common stock to retire related party notes payable of $8,100.

13. Stock           Common Stock Options
    Options         A summary of the status of options to purchase  common stock granted as of December 31, 2004 and 2003 and changes during the periods then ended is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                                Shares   Price
                                                              ------------------
                      Options outstanding January 1, 2003             - $     -
                       Granted                                1,200,000     .02
                                                              ------------------
                      Options outstanding December 31, 2003   1,200,000 $   .02
                       Granted                                1,616,000     .44
                                                              ------------------
                      Options outstanding December 31, 2004   2,816,000 $   .26
                                                              ==================

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Stock Options   The  following  table  summarizes  information  about  stock
    Continued       options to purchase common stock outstanding at December 31,
                    2004:

                               Options and Warrants     Options and Warrants
                                    Outstanding               Exercisable
                       --------------------------------------------------------
                                    Remaining    Weighted               Weighted
           Range of                 Contractual  Average                Average
           Exercise      Number        Life      Exercise    Number     Exercise
           Prices      Outstanding   (Years)      Price    Exercisable   Price
           ---------------------------------------------------------------------
           $     0.02  1,200,000      4.00       $  0.02    1,200,000   $  0.02
           $0.35-0.65  1,616,000      5.00       $  0.44       25,000      0.40

                    Preferred Stock Options
                    In December 2003, the Company g a significant stockholder the option to purchas 0,000 shares of the Company's Series A Preferrranted k at $.08 per preferred share. Each share of e 5,00 A Preferred Stock is convertible into 4 shared Stocommon stock. During 2004, the option was exerc Seriesd the Company issued 5,000,000 shares of Seriees of cferred Stock in exchange for $400,000. ised an s A Pre

14. Major           During the year ended  December  31,  2004,  the Company had
    Customers       sales  to two  customers  that  accounted  for 49% and  17%, respectively, of total sales.

15. Discontinued On December 31, 2002, the Company's management and board of Operations directors decided to discontinue current operations due to the Company's insufficient cash flows to support operations.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15. Discontinued    Liabilities  from  discontinued  oeprations  consist  of the
    Operations      following as of December 31:
    Continued
                                                             2004         2003
                                                         -----------------------
                        Liabilities from discontinued
                         operations:
                          Accounts payable               $        -   $  21,218
                                                         =======================

                    Income  statement presentation  for the years ended December
                    31:
                                                             2004         2003
                                                         -----------------------
                        Revenue                          $        -   $   7,935
                        Cost and expenses                         -     (49,581)
                                                         -----------------------
                        Net loss from discontinued
                         operations                      $        -   $ (41,646)
                                                         =======================

16. Contingencies   In connection with the acquisition  discussed in Note 3, the
                    Company   entered   into  a   license   agreement   for  the
                    intellectual   property  and  product  rights  used  in  the
                    operation  of the  business  acquired.  In exchange for this license grant, the Company will pay Vista royalties of 5% of all original  equipment  manufacturer (OEM) sales and 10% of all sales of the 3Di Endosite  System over the next five (5)
                    years. The license  agreement  contains minimum royalties of
                    $150,000 in year one,  $300,000 in each of years two,  three and four, and $375,000 in year five.  The royalties  payable by the  Company  under the license  agreement  are capped at
                    $4,500,000  in the  aggregate,  over the  five-year  period.
                    Vista will retain ownership of all intellectual property and product  rights  under the  license  agreement  until  these royalty obligations have been satisfied, at which time Vista will transfer  ownership of such  intellectual  property and product and product  rights to the  Company.  If the Company fails to make a minimum  royalty payment in any period under
                    the   license   agreement,   the  license   agreement   will
                    automatically  terminate and the  intellectual  property and product rights will be retained by Vista. As of December 31,
                    2004,  the  Company had  accrued  royalties  related to this agreement of approximately $39,000. During 2004, the Company
                    paid   approximately   $78,000  in   royalties   under  this
                    agreement.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Contingencies   The Company has also entered into a royalty agreement with a
    Continued       supplier.  The royalty agreement  requires payments of 4% of sales that use the supplier's product. As of December 31, 2004, the Company had accrued royalties related to this agreement of approximately $7,000. During 2004, the Company did not pay any royalties under this agreement.

17. Recent          In December  2004,  the FASB issued FASB  Statement  No. 123
    Accounting (revised 2004), "Shared-Based Payment." Statement 123(R) Pronounce- addresses the accounting for share-based payment
    ments           transactions  in  which  an  enterprise   receives  employee
                    services  in  exchange  for (a)  equity  instruments  of the enterprise  or (b)  liabilities  that are  based on the fair value of the enterprise's  equity instruments or that may be
                    settled  by  the   issuance  of  such  equity   instruments.
                    Statement   123(R)  requires  an  entity  to  recognize  the
                    grant-date   fair-value   of   stock   options   and   other
                    equity-based  compensation issued to employees in the income statement.  The revised Statement generally requires that an
                    entity   account   for   those    transactions   using   the
                    fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

                    The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

                    Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the first quarter of our fiscal year 2006.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Recent          In  November  2004,  the  FASB  issued  Statement  No.  151,
    Accounting      "Inventory  Costs",  to amend the  guidance  in  Chapter  4,
    Pronounce-      "Inventory  Pricing",  of FASB Accounting  Research Bulletin
    ments           No. 43,  "Restatement  and Revision of  Accounting  Research
    Continued       Bulletins."  Statement No. 151 clarifies the  accounting for abnormal amounts of idle facility expense, freight, handling
                    costs,  and  wasted  material   (spoilage).   The  Statement
                    requires that those items be  recognized  as  current-period
                    charges.   Additionally,   Statement   151   requires   that
                    allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

                    As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued
                    Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, "Accounting for Non-monetary Exchanges", which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

                    The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on the financial position or results of operations.

                                                            VIKING SYSTEMS, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

18. Subsequent      Subsequent  to December 31, 2004
    Events
                    In January 2005 the Company received a $200,000 line of credit from Silicon Valley Bank. The line of credit accrues interest at prime plus 1%, and is secured by a certificate of deposit of a significant stockholder.

                    In February and March of 2005, the Company received approximately $1,550,000 in exchange for 10% convertible notes payable. The notes are convertible into shares of common stock of the Company at $.20 per share if the Company receives equity financing within twelve months of at least $3 million, sold at a minimum of $.30 per share. If the Company does not complete the equity financing or does not repay the notes within twelve months, the conversion rate is reduced to $.05.

                    In March 2005, a significant stockholder converted his notes payable of $500,000 and related interest of $16,660, into 1,291,650 shares of the Company's common stock at $0.40 per share.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

     As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

     The deficiencies in our internal control related to revenue recognition, and the disclosure controls deficiencies related to equity transactions, purchase accounting, statements of cash flows, deferred revenue, short-term bank borrowings, related party convertible notes payable, and operating leases. The adjustment to revenue and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

     The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2006, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accountants to attest to this report.

ITEM 8B. OTHER INFORMATION

     We must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB. No additional disclosure is required under this item.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

     The current directors and officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Position

      Daniel F. Crowley             Chairman of the Board, Audit Committee
                                        Chairman
      Thomas B. Marsh               CEO/President/Director
      Ronald A. Walrod              Director, Compensation Committee Chairman
      Robin Blackstone, M.D.        Director,  Nominating and Corporate
                                        Governance Committee Chairman
      Nathan J. Harrison, M.D.      Director
      Marshall Geller               Director
      Joseph Warrino                Chief Financial Officer/Secretary

     Background information about the Company's officers and directors is as follows:

     Thomas B. Marsh. Mr. Marsh was appointed President and Director of Viking in November 2003. Prior to joining Viking, he served as Secretary, Treasurer and Director of PurchaseSoft, Inc. and was a partner and co-founder of Marsh+Flagg. Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart, Germany. Prior to November 2001, Mr. Marsh served as COO of Co-Mack Technology, CEO of Emark Corporation and President of Spectrum Companies International. He attended Williams College with a major in economics.

     Daniel F. Crowley. Mr. Crowley was appointed a director of Viking in December 2003 and Chairman of the Board in March 2005. He has been a private investor and business consultant since 2002. Mr. Crowley is a principal in and co-founder of Spectrum Partners LLC, a business strategy and development advisory firm specializing in the transportation and logistics industry with offices in Scottsdale, Arizona. Prior to Spectrum Partners LLC, Mr. Crowley was Executive VP & CFO at BAX Global from 1998 through 2002. Previous positions include senior management positions with Frito-Lay International, and Grand Metropolitan PLC companies including The Pillsbury Company and Pearle Vision. Mr. Crowley holds a CPA certificate from the State of New York, and a M.B.A. in Finance from Columbia University.

     Ronald A. Walrod. Mr. Walrod was appointed a director of Viking in April 2004. He has served as President, CEO and Director of JMAR Technologies, Inc. since October 2002. From 1998 to 2000, Mr. Walrod served as President and CEO of Kinetic Probe, a privately held company engaged in the development of semiconductor probe cards. From 1996 to 1998, he served as President and CEO of Nautronix, a supplier of automation systems for marine applications. From 1984 to 1993, Mr. Walrod served as President and CEO of Applied Remote Technology, Inc. (ART), a company he founded to develop undersea vehicle (AUV) systems. Mr. Walrod graduated from the United States Coast Guard Academy and earned both Masters of Science and Professional Engineer Degrees from the Massachusetts
Institute of Technology in 1970 and received his M.B.A. from the University of San Diego in 1983. Mr. Walrod was awarded a fellowship in Ocean Engineering from the National Science Foundation and has twice received the Industrial Research and Development IR 100 Award for Remotely Operated Vehicles.

     Nathan J. Harrison, M.D. Dr. Harrison was appointed a director of Viking in August 2004. Dr. Harrison has been the Medical Director of Dunhill Marketing and Insurance, Inc. since retiring from clinical practice in 1999. He joined Obstetrics/Gynecology Associates Medical Group, Inc. in 1977 and was President from 1981 to 1999. Dr. Harrison also served as Chief of Staff, Chairman of Obstetrics and Gynecology and as a Director of Sharp Memorial Hospital. He also served as a Director of Sharp Health Care and Sharp Community Medical Group all in San Diego. Prior to this, Dr. Harrison was a Flight Surgeon in the U.S. Army. He has been a member of the Physicians Advisory Committee for Prudential Insurance, CIGNA Insurance and Aetna/US Health, as well as several medical societies. Dr. Harrison earned his M.D. from University of Illinois College of Medicine.

     Robin Blackstone, M.D. Dr. Blackstone was appointed a director of Viking in November 2004. She is Medical Director of the Scottsdale Healthcare Bariatric Program and Surgeon and Director of the Scottsdale Bariatric Center. Dr. Blackstone specializes in Advanced Laparoscopic General Surgery and Surgical Oncology. Dr. Blackstone has served as Chairman of the Scottsdale Healthcare Cancer Committee. She received her Doctor of Medicine in 1988 from the University of Texas in San Antonio, and completed her General Surgery residency at the University of Colorado in 1993. She later served as the Director of Women's Health Services at Natividad Medical Center in Salinas, California. Dr. Blackstone is a member of the ASBS, SSAT, SAGES, and serves on the Surgical Review Corporation Center Review Committee. She is consultant and proctor for Ethicon Endosurgery.

     Marshall Geller. Mr. Geller is a Senior Managing Director of St. Cloud. He was formerly the Chairman and CEO of Geller & Friend Capital Partners, a Los Angeles based private merchant bank. He has extensive experience initiating, arranging and making investments in public and private companies. Mr. Geller spent over twenty years as Senior Managing Director for Bear, Stearns & Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. He is currently a director of public companies including 1st Century Bank, NA (Nasdaq:FCNA) and GP Strategies Corporation (NYSE:GPX). Additionally, Mr. Geller is the non-executive Chairman of ValueVision Media, Inc. (NasdaqNM:VVTV). Mr. Geller also serves as a member of the Board of Governors of Cedars-Sinai Medical Center, Los Angeles. He was previously the Interim Co-Chairman of Hexcel Corporation (NYSE:HXL) and Interim President and COO of Players International, Inc. Mr. Geller graduated from California State University, Los Angeles, with a BS in Business Administration, were he currently serves on the Dean's Advisory Council for the College of Business & Economics.

     Joseph A. Warrino. Mr. Warrino was appointed the CFO and Secretary of Viking on April 15, 2004. Prior to joining Viking he was Controller of Vista Medical Technologies, Inc. From 1999 to 2000 Mr. Warrino was a Division Controller and Human Resources Manager of Lakso Packaging, a division DT Industries, Inc. From 1998 to 1999, he was a senior cost accountant for Vista Medical Technologies, Inc. and from 1989 to 1998, Mr. Warrino worked as an accountant for several different publicly held companies. Mr. Warrino earned his B.S. degree in accounting from Salem State College and his A.S. degree in Management from Middlesex Community College.

Key Employees

John "Jed" Kennedy. Mr. Kennedy is the President, Vision Systems Group at Viking Systems. Mr. Kennedy joined Vista Medical in January 1997 as Vice President of Research and Development. He was appointed Vice President/General Manager of Westborough Operations in January 2000 before being appointed Executive Vice President and COO in December 2000. Prior to joining Vista, Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997 he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director, Research and Development responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell's Electro-Optics and Avionics divisions. Mr. Kennedy received a B.S. in Manufacturing Engineering from Boston University in 1979.

     Lonna J. Williams. In September 2004, Ms. Williams joined Viking as Vice President, Sales and Marketing for all Viking business units. Ms. Williams was formerly President of MedicalMarketSolutions, a health care product consulting firm. She has 20 years of experience in marketing, sales and business development in medical diagnostics, devices and pharmaceuticals and has held executive level positions in several public and privately held companies. Ms. Williams has brought over 25 new products to market and commercialized four novel technologies. She has held senior management positions at Johnson and Johnson/Clinical Diagnostics, Hybritech/Eli Lilly, GenProbe, Inc., Quidel Corporation and LifePoint, Inc. She has been involved in corporate acquisitions and technology licensing and has created and implemented business plans, integration and commercialization plans supporting the acquisitions. She graduated from the University of Southern Colorado.

Control Persons

     Mr. Tucker acquired a voting control position in the Company in December 2003. Information about Donald E. Tucker is as follows:

     Donald E. Tucker. Donald E. Tucker, age 50, is a Senior Partner with a large consulting and technology company and has over 24 years of consulting experience across a number of industry segments. He has held several management and leadership positions during his career and currently has global responsibility for the Medical Technology, Diagnostics and Devices industry segment, as well as the west coast biotech/pharmaceutical market. He has primary responsibility for establishing global market and operational leadership in these industry segments and is an advisor to a number of associations in the life sciences industry. Mr. Tucker has experience and has been involved in the strategy, planning and implementation of large-scale complex change programs with extensive experience in new product development, supply chain management and commercial operations. He has served numerous Fortune 100 companies in planning and executing global mergers, consolidating operations and implementing new strategic capabilities. He has worked extensively throughout the America's and Europe. From 1997 to 2000, Mr. Tucker led the development and operations of a west coast Business Launch Center, where over 16 new technology-centric businesses were formed, funded and launched. Mr. Tucker graduated Magna Cum Laude with a BS degree in business management from Northern Michigan University.

Other Involvement in Certain Legal Proceedings

     There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics

     We adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002. To view this code of ethics, please visit our website at www.vikingsytems.com (the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website as set forth above.

Committees of the Board of Directors

     Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

     Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of Daniel Crowley (Chairman), Robin Blackstone and Nathan Harrison, each of whom is a non-management member of our board of directors. Daniel F. Crowley is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

     Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Ronald Walrod (Chairman), Daniel Crowley and Nathan Harrison, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

     Nominating and Corporate Governance Committee. The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Robin Blackstone (Chairman), Ronald Walrod and Nathan Harrison. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and Securities and Exchange

Commission rules and regulations. We intend to comply with future nominating and corporate governance committee requirements as they become applicable to us.

Communications with Board Members

     We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO/President at tmarsh@vikingsystems.com.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. The Company believes that, during the year ended December 31, 2004, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                             Annual Compensation                 Long-Term Compensation
                      -----------------------------------  ------------------------------------
                                                                  Awards             Payouts
                                                           -----------------------  ------------      All
Name and Other Annual                        Other Annual                Options/                    Other
Principal Position    Year  Salary   Bonus   Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
------------------    ----  ------   -----   ------------  ------------  ---------  ------------  ------------
Thomas B. Marsh (1)   2004 $151,600 18,000(3)     -0-            -0-       320,000       -0-            -0-
     CEO              2003 $   - 0-    -0-        -0-            -0-     1,000,000       -0-            -0-

John Kennedy (2)      2004 $132,385 18,000(3)     -0-            -0-       280,000       -0-            -0-

1)   Mr. Marsh was appointed as President and CEO of Viking in December 2003.

2) Mr. Kennedy was appointed as President of the Vision Systems Group in April 2004

3) The bonus was earned in 2004 but is payable only when the Company meets certain liquidity conditions and as of March 25, 2005, has not been paid.

Stock Options Granted in the Last Fiscal Year

     The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2004 to our officers and directors.

                                     Individual Grants
                   -------------------------------------------------------------
                                     % of Total
                   Number of         Options
                   Securities        Granted to     Exercise
                   Underlying        Employees in   Price        Expiration
Name               Options Granted   Fiscal Year    ($/Sh)(1)    Date
--------------------------------------------------------------------------------
Thomas B. Marsh        320,000           20%           $.50      12/31/09
John Kennedy           150,000          9.8%           $.35      04/23/08
John Kennedy           130,000          9.6%           $.50      12/31/09
---------

(1) The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-end  Option
Values

                                             Securities Underlying         Value of Unexercised In-the-
                                             Unexercised Options at        Money Options at
                 Shares                      December 31, 2004             December 31, 2004 ($)(1)
                 Acquired on   Value         ---------------------------   ----------------------------
Name             Exercise (#)  Realized ($)  Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------
Thomas B. Marsh       -0-        -0-          1,000,000       320,000          -0-             NA
John Kennedy          -0-        -0-                -0-       280,000          -0-             NA

----------
(1) Calculated on the basis of the fair market value of the underlying securities at December 31, 2004 minus the exercise price. Viking's common stock is quoted on the Bulletin Board. As of December 31, 2004, there was limited, if any, trading volume in Viking's common stock. Management believes that the quoted price of Viking's common stock on the Bulletin Board as of December 31, 2004 did not reflect fair market value of Viking's common stock for the following reasons:

     o    Viking's   per  share  book  value  as  of   December   31,  2004  was
          approximately $(0.07);
     o    Viking had revenues of $2,846,863 in 2004;
     o    Viking had a loss of $1,984,729 for the year ended December 31, 2004;
     o    Viking had a cumulative deficit of $2,315,419 as of December 31, 2004;
          and
     o Viking had limited trading activity during 2004 including during the month of December 2004.

Compensation of Directors

     In April 2004, we adopted a compensation plan for our Board of Directors. Pursuant to such plan we grant an initial option of 20,000 shares to each non-employee director at the time he or she is appointed a director of the Company. The options vest one year from the date of grant. Beginning in the second year of their term, each non-employee director is also granted an annual option of 10,000 shares of our common stock.

     In addition to an option for 20,000 shares granted under the Non-Employee's Directors Stock Ownership Plan, we had granted Director Daniel F. Crowley an option to purchase 200,000 shares of our common stock.

Employment Agreements

     We have entered into an employment agreement with our President and CEO Thomas B. Marsh. The agreement is for a term of two years and provides for the payment of a base salary of $220,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee. The Company is currently not a party to any other written employment agreement however; we anticipate that we will enter into employment agreements with other officers and key employees in the future.

Equity Compensation Plan Information

     2004 Stock Incentive Plan. All key employees of Viking (and its subsidiaries and affiliates in which Viking has a significant equity interest) are eligible to receive awards under the Plan. The Plan permits the granting of:

     o stock options, including "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code and stock options that do not meet these requirements (options that do not meet these requirements are called "nonqualified stock options");
     o    stock appreciation rights, or "SARs";
     o    restricted stock; and
     o    performance awards payable in stock.

     A total of 7,500,000 shares of Viking common stock were available for granting awards under the Plan. The Compensation Committee of the Board of Directors administers the Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the Fair Market Value that is defined in the Plan.

     We have issued options to some employees. In April 2004, the Company's board of directors granted 510,000 stock options, in aggregate, to employees to retain them after the acquisition from Vista Medical Technologies. As the Company hired new key employees the board granted stock options of 10,000 shares per employee. In December 2004, the Company issued stock options to employees totaling 160,000 shares. In December 2004 the board of directors awarded stock options to the executive team totaling 626,000 shares.

     2004 Non-Employee Directors Stock Ownership Plan. The 2004 Director Plan provides for the grant to non-employee directors of non-qualified stock options and restricted stock. The 2004 Director Plan provides that up to a total of 500,000 shares of Common Stock (subject to adjustment as described below) will be available for the granting of awards thereunder. If any shares subject to awards granted under the 2004 Director Plan, or to which any award relates, are forfeited or if an award otherwise terminates, expires or is cancelled prior to the delivery of all of the shares issuable pursuant to the award, such shares (assuming the holder of the award did not receive dividends on the shares or exercise other indicia of ownership) will be available for the granting of new awards under the 2004 Director Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of our Common Stock beneficially owned as of March 29, 2005 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

                                             Common
Shareholder                                  Stock (1)            Percentage
-----------                                 ----------            ----------
Thomas B. Marsh (2) (3)                      1,000,000               3.4 %
Joseph A. Warrino (2) (4)                       40,000               0.1 %
Daniel F. Crowley (2) (5)                      222,500               0.7 %
Ronald Walrod (2)(6)                            22,500               0.07 %
Nathan Harrison, M.D.(2)                        50,000               0.1 %
Robin Blackstone, M.D. (2)                           0                 0 %
Marshall Geller(7)                           4,687,500              12.8 %

Donald E. Tucker(8)                         27,743,650              79.2 %

All officers and directors as a
group 6 persons (1)                          6,022,500              15.9 %

TOTAL                                       31,900,300               100 %

     (1) For purposes of this table "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person or group has the right to acquire within 60 days after March 29, 2005. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 29, 2005 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of December 31, 2004, there were 30,608,650 shares of our common stock issued and outstanding. There were also outstanding options entitling the holders to purchase 1,200,000 shares of our common stock. The holders of these options are officers and/or directors of Viking. These options are currently exercisable.

     (2)  These are the officers and directors of the Company.

     (3) Consists of 1,000,000 shares underlying a currently exercisable stock option.

     (4) Consists of 40,000 shares underlying currently exercisable stock option.

     (5) Includes 2,500 shares of common stock and currently exercisable options to purchase 220,000 shares of common stock.

     (6) Includes 2,500 shares of common stock and currently exercisable options to purchase 20,000 shares of common stock.

     (7) Consists of 3,750,000 shares underlying a convertible promissory note and 937,500 shares underlying a currently exercisable warrant each of which are owned by St. Cloud Capital Partners, an affiliate of Mr. Geller.

     (8) Consists of 24,618,650 shares owned of record 2,500,000 shares underlying a convertible promissory note and 625,000 shares underlying a currently exercisable warrant.

Outstanding Options and Warrants

     The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. We had no outstanding warrants as of December 31, 2004.

     Subsequent to December 31, 2004, we issue common stock purchase warrants in connection with the financing described in the Management's Discussion and Analysis section of this Form 10-KSB. As of March 30, 2005, we had warrants outstanding which entitles the holders to purchase 2,812,500 shares of our common stock at the price of $.40 per share. The exercise price is subject to reduction upon the occurrence of certain events.

Equity Compensation Plan Information

     The following table summarizes information about the Company's equity compensation plans as of December 31, 2004.


-------------------------------------------------------------------------------------------------------
                                                                                        Number of
                                                                                        Securities
                                                                                   Remaining Available
                                      Number of Securities                         for Future Issuance
                                      to be issued Upon       Weighted-Average        Under Equity
                                         Exercise of          Exercise Price of    Compensation Plans
                                      Outstanding Options,   Outstanding Options,      (Excluding
                                      Warrants and Rights    Warrants and Rights   Securities Reflected
Plan Category                                 (a)                    (b)            in Column (a))(c)
-------------------------------------------------------------------------------------------------------
Equity Compensation plans                          -0-                    NA                     -0-
  approved by security holders
-------------------------------------------------------------------------------------------------------

Equity compensation plans
  not approved by security holders (*)       1,566,000                 $ .44               6,384,000
                                             =========
-------------------------------------------------------------------------------------------------------

Total                                        1,566,000                 $ .44               6,384,000
                                             =========                                     =========
-------------------------------------------------------------------------------------------------------

(*) Represents stock options granted in 2004 to our employees, directors, and outside consultants under the Viking Systems, Inc. 2004 Stock Incentive Plan and the Viking Systems, Inc. 2004 Incentive plan for Non-Employee Director stock ownership. 6,034,000 Shares are available under the 2004
     Stock Incentive Plan and 400,000 shares are available under the 2004 Incentive Plan for Non-Employee Directors. These plans provide for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock

     On December 18, 2003, we granted Donald Tucker, the Company's largest shareholder, an option to purchase 5,000,000 shares of our Series A Preferred Stock for $400,000. Each share of Series A Preferred Stock was convertible into four shares of our common stock. Mr. Tucker subsequently exercised his option and purchased all 5,000,000 shares of Series A Preferred Stock. In December 2004, he converted his 5,000,000 shares of Series A Preferred Stock into 20,000,000 shares of our common stock.

Loan Transactions

     Donald Tucker made several loans to the Company during 2004 and during the first quarter of 2005. Each of such loans was unsecured and was convertible into shares of our common stock or other debt securities. Information about such loans is as follows:

Date of Loan   Amount    Interest Rate  Maturity Date  Conversion Rate
----------------------------------------------------------------------

10/26/04       $200,000  10%            3/31/05        $.40 per share (1)
12/6/04        $200,000  10%            3/31/05        $.40 per share (1)
1/12/05        $ 50,000  10%            3/31/05        $.40 per share (1)
1/21/05        $ 50,000  10%            3/31/05        $.40 per share (1)
2/5/05         $500,000  10%            3/31/05        (2)


     (1) On March 22, 2005, the principal balance of these loans, together with accrued interest thereon, was converted into a total of 1,291,650 shares of our common stock.


     (2) On March 22, 2005, this loan was converted into another debt instrument. On that date Viking entered into a Securities Purchase Agreement and related agreements (the "Transaction Documents"), among (i) Viking, (ii) St. Cloud Capital Partners, L.P., a Delaware limited partnership ("St. Cloud"), as "Lead Lender" and "Collateral Agent" and (iii) St. Cloud, Donald Tucker, Brian Miller, and any other person signing the signature page of the Securities Purchase Agreement as an Investor or that becomes an Investor after March 22, 2005, (collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, Viking has sold and will sell promissory notes ("Notes") to Investors in the maximum aggregate amount of $2,750,000. One of such Investors was Donald
F. Tucker who converted his February 5, 2005 loan into a $500,000 loan sold pursuant to the Securities Purchase Agreement. The material terms of the Securities Purchase Agreement and other Transaction Documents are set forth in the Management's Discussion and Analysis Section of this Form 10-KSB.

     Marshall Geller, a recently appointed director of Viking, is an affiliate of St. Cloud Capital Partners. St. Cloud Purchased a vote in the above-described transaction in the amount of $750,000. Such Note is convertible into 3,750,000 shares of Viking common stock. Pursuant to the terms of the Securities Purchase Agreement, St. Cloud was issued a warrant to purchase 937,500 shares of Viking's common stock.

Loan Guarantee Collateral


     On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan is secured by the assets of the Company. The loan is also secured by a $200,000 certificate of deposit owned by Donald Tucker.

ITEM 13. EXHIBITS

        A.  Exhibits

        Exhibit
        Number    Exhibit
        ------    -------
        3.1       Article of Incorporation (1)
        3.2       Designation of Series A Preferred Stock (2)
        3.3       Bylaws (1)

        10.1      Option Agreement - Thomas B. Marsh (3)
        10.2      Option Agreement - Daniel F Crowley (3)
        10.3      Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
        10.4      Patent and Technology License Agreement (3)
        10.5      Stock Incentive Plan (4)
        10.6      Non-Employee Stock Option Plan (4)
        10.7      Employment Agreement - Thomas B. Marsh (5)
        10.8      Silicon Valley Bank Loan and Security Agreement (6)
        10.9      Intellectual Property Security Agreement (6)
        10.10     Lease Agreement (7)
        10.11     Loan and Security Agreement (8)
        10.12     Securities Purchase Agreement (9)
        10.13     Convertible Promissory Note (9)
        10.14     Security Agreement (9)
        10.15     Registration Rights Agreement (9)
        10.16     Warrant to Purchase Common Stock (9)
        14.1      Code of Ethics(2)
        21.1      Subsidiaries of Registrant - None
        31.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adoped by Section 302 of the Sarbanes-Oxley Act of 2002 (10)
        31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (10)
        32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adoped by Section 906 of the Sarbanes-Oxley Act of 2002 (10)
        32.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (10)

     (1) Incorporated herein by reference from Registrant's Form 10-SB dated February 2, 2002.

     (2) Incorporated by reference from Registrant's From 10-KSb for the year ended December 31, 2002.

     (3) Incorporated herein by Reference from the Registrant's Current Report on Form 8-K dated December 34, 2003.

     (4) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated March 31, 2004.

     (5) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated September 23, 2004.

     (6) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated December 24, 2003.

     (7) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated October 1, 2004.

     (8) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated February 8, 2005.

     (9) Incorporated herein by Reference from the Registrant's Current report on Form 8-K dated March 24, 2005.

     (10) Attached hereto as an Exhibit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

     Tanner LC has been reappointed to audit the consolidated financial statements of the Company for the year ending December 31, 2004 and to report the results of their audit to the Audit Committee of the Board of Directors.

Fees Billed to the Company by Tanner LC

                                                       2004       2003
                                                    ---------  ---------
     (1) Audit Fees                                 $ 101,000  $  15,500
     (2) Tax Fees                                   $     600  $     500
     (3) All Other Fees                             $       0  $       0


     (1) Audit fees billed to the Company by Tanner LC were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during 2004 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

     (2) Tax services generally include fees for services performed related to tax compliance, consulting services.

     (3) Tanner LC did not bill the Company for other services during 2004 and 2003.

     All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Tanner LC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o    approved by our Audit Committee; or

     o entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

     Under the direction of Audit Committee Chairman, Daniel F. Crowley, our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Tanner LC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Tanner LC independence.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Viking Systems, Inc.


      Dated: March 30, 2005               By: /s/ Thomas B. Marsh
                                              CEO/President
                                              Principal Executive Officer

      Dated: March 30, 2005               By: /s/ Joseph A. Warrino
                                              Chief Financial Officer/Secretary

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Capacity                      Date
---------                          --------                      ----

/s/ Thomas B. Marsh                CEO/President/Director        March 30, 2005

/s/ Daniel F. Crowley              Chairman of the Board         March 30, 2005

/s/ Joseph A. Warrino              CFO/Secretary                 March 30, 2005

/s/ Ronald Walrod                  Director                      March 30, 2005

/s/ Nathan Harrison, M.D.          Director                      March 30, 2005

/s/ Robin Blackstone, M.D.         Director                      March 30, 2005