Form 10QSB
period 2005-03-31
VIKING SYSTEMS INC
filed 2005-05-13
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No  ☐ (2) Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock outstanding at May 2, 2005, 31,900,300 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Unaudited Balance Sheet
March 31, 2005

Assets

Current assets:
Cash and cash equivalents	$1,013,252
Accounts receivable, net	465,765
Inventories	715,093
Prepaids and other current assets	116,323

Total current assets	2,310,433

Property and equipment, net	274,316

$2,584,749

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$291,679
Accrued expenses	464,040
Deferred revenue	126,500
Short-term bank borrowings	362,039
Convertible notes payable net of debt discount of $825,000	1,925,000

Total current liabilities	3,169,258

Commitment and contingencies	-

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized; 31,900,300 shares issued and outstanding	31,900
Additional paid-in capital	4,547,589
Accumulated deficit	(5,163,998)

Total stockholders' deficit	(584,509)

$2,584,749

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statement of Operations
Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004

Sales, net	$876,403	$-
Cost of sales	619,225	-

Gross profit	257,178	-

Operating expenses:
General and administrative	491,767	111,676
Selling and marketing	473,816	-
Research and development	191,376	-

Total operating expenses	1,156,959	111,676

Operating loss	(899,781)	(111,676)

Other income (expense):
Interest expense	(1,948,797)	-

Total other income (expense)	(1,948,797)	-

Net loss	$(2,848,578)	$(111,676)

Net loss per common
share - basic and diluted	$(0.09)	$(0.02)

Weighted average shares - basic	30,737,000	6,295,000

Weighted average shares - diluted	30,737,000	6,295,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statement of Cash Flows
Three Months Ended March 31,

	2005	2004
Cash flows from operating activities:
Net loss	$(2,848,578)	$(111,676)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	44,777	569
Interest expense from beneficial conversion feature	1,925,000	-
Change in operating assets and liabilities:
Accounts receivable, net	(187,998)	-
Inventories, net	(48,005)	-
Prepaids and other current assets	29,219	-
Accounts payable	(1,249,275)	44,389
Accrued expenses	129,551	-
Deferred revenue	(32,650)	-

Net cash used in operating activities	(2,237,959)	(66,718)

Cash flows from investing activities:
Purchase of property and equipment	(41,006)	(6,832)

Cash flows from financing activities:
Net change in short-term bank borrowings	302,824	-
Proceeds from issuance of preferred stock	-	400,000
Proceeds from convertible debt	2,750,000	-
Proceeds from related-party note payable	100,000	-

Net cash provided by financing activities	3,152,824	400,000

Net increase in cash and cash equivalents	873,859	326,450

Cash and cash equivalents at beginning of period	139,393	35,525

Cash and cash equivalents at end of period	1,013,252	361,975

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,797	$-

Income taxes	$-	$-

During the three months ended March 31, 2005 the Company:

•	Allocated $825,000 of the proceeds from a convertible note payable to the value of the warrants issued, recording it as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

See accompanying notes to financial statements

VIKING SYSTEMS
Notes to Financial Statements
Three Months Ended March 31, 2005 and 2004

1. Interim Financial Statements

The financial statements for the three months ended March 31, 2005 and 2004 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2004 and 2003, included in the Company’s Form 10-KSB filed on March 31, 2005 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2005, are not necessarily indicative of results for the year ending December 31, 2005.

2. Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During the periods ended March 31, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

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

    The following table illustrates the effect on net loss and net loss per share as if the Company had elected to use the fair value based method to account for its employee stock-based compensation.

2. Stock-Based Compensation - Continued

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(2,848,578)	$(111,676)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,898)	(6,021)

Pro forma net loss	$(2,864,476)	$(117,697)

Earnings per share-

Basic and diluted - as Reported	$(0.09)	$(0.02)

Basic and diluted - pro forma	$(0.09)	$(0.02)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2005	2004

Expected dividend yield	$-	$-
Expected stock price volatility	36.11%	33.85%
Risk-free interest rate	4.17%	2.0%
Expected life of options	10 years	4 years

The weighted average fair value of options granted during the three months ended March 31, 2005 is $.17. There were no options issued during the three months ended March 31, 2004.

3. Going Concern

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations, and the Company has incurred significant losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

    The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required.

    During the first quarter of 2005, the Company raised approximately $2,750,000 through the issuance of convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of the assets of the Company. The notes also may be converted, at the option of the Investors, into shares of common stock of the Company at a conversion price of $.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. The Company may require conversion of the Notes if the Company raises $3 million in public or private equity offerings, at a price equal to or greater than $.30 per share of common stock, within 3 months of the date of issuance of the Notes. In connection with the issuance of the Notes, the Company also issued warrants to purchase common stock at a price of $.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underline the Warrants.

    In January 2005, the Company received a $200,000 line of credit from a bank, secured by a certificate of deposit of a significant stockholder. In addition, the Company has a bank line of credit that allows the Company to borrow up to 80% of the outstanding accounts receivable, up to a maximum amount of $400,000. This agreement expires in September 2005 and is subject to annual renewals.

    Management believes that in order to continue its operations, development of its products, and implementation of its business plan, the Company will need additional financing. The Company is pursuing additional financing through a private placement offering of its common stock in which it is attempting to raise approximately $3 million during 2005. Additionally, the Company is continuing its efforts to increase revenues by obtaining new customers and to minimize operating costs. There can be no assurance that the Company will be successful in obtaining additional financing or in its efforts to increase revenues and decrease operating costs. If the Company is unable to obtain additional financing, it may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

4. Loss Per Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options using the treasury stock method and the conversion of convertible instruments. Options to purchase 2,846,000 shares of common stock at prices ranging from $.02 to $.65, and debt convertible into 13,750,000 shares of common stock were outstanding at March 31, 2005, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

5. Convertible Notes Payable

During the quarter ended March 31, 2005, the company raised $2,750,000 through the issuance of convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of the assets of the Company. The notes also may be converted, at the option of the Investors, into shares of common stock of the Company at a conversion price of $0.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. The Company may require conversion of the Notes if the Company raises $3 million in public or private equity offerings, at a price equal to or greater than $0.30 per share of common stock, within 12 months of the date of issuance of the Notes. In connection with the issuance of the Notes, the Company also issued warrants to purchase common stock at a price of $0.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance.

$500,000 of the $2,750,000 convertible notes were issued to a significant shareholder. $750,000 of the $2,750,000 convertible notes were issued to a company that appointed a member of our board of directors.

The $2,750,000 proceeds from the convertible notes payable were allocated between the convertible debt and the warrants based on the relative fair value method with $825,000 being allocated to the warrants as a debt discount and the remainder of $1,925,000 being allocated to the convertible notes. The $825,000 warrant value was recorded as a debt discount and is being amortized over the twelve month term of the note.

The conversion price of $0.20 was less than the fair market value of the stock of $0.40 on the date the convertible notes were issued, creating a beneficial conversion feature. Since the beneficial conversion feature was greater than the $1,925,000 allocated fair value of the convertible notes, the entire allocated amount of the convertible notes payable was recorded as beneficial conversion feature. Since the notes are convertible immediately, the entire $1,925,000 beneficial conversion feature was immediately recorded as interest expense.

6. Conversion of Related Party Notes Payable

    In March 2005, a significant stockholder converted notes payable of $500,000 and related accrued interest of $16,659, into 1,291,650 shares of the Company’s common stock at $0.40 per share.

7. Interest Expense

As Noted in note 5, the Company recorded interest expense of $1,925,000 during the quarter ended March 31, 2005 as a result of the beneficial conversion feature of the convertible notes payable.

ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," and "our" refer to Viking Systems, Inc.

Overview

Viking Systems, Inc. (“Viking” or “Viking Systems”) provides high performance 3D endoscopic vision systems to hospitals for minimally invasive surgery. Viking intends to leverage that position to become a market leader in bringing integrated solutions to the digital surgical environment. We intend to develop a portfolio of targeted medical technologies and services that serve the current and emerging needs of the digital healthcare network. Our focus is to deliver integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in minimally invasive surgery (MIS) and complex surgical procedures.

Discussion of our financial results relative to the quarter ending March 31, 2004 does not provide a meaningful analysis as the operations under new management and business plan commenced in the second quarter of 2004. Our current results are best understood in the context of our objectives and results during the balance of 2004. During 2004 our mission consisted of making the following substantial investments in the Company’s products, marketing programs, infrastructure and personnel:

•	In April, Viking purchased the assets of Vista Medical Technologies, Inc.’s proprietary 3D surgical visualization business.

•
New high resolution 2D cameras were introduced in the first half of 2004 to the Company’s key Original Equipment Manufacturers (“OEM”) accounts, underscoring our continuing commitment to the OEM business which remained at historical revenue levels.

•
Substantial investment was made in the upgrade, redevelopment, expansion and re-branding of the 3Di Digital Vision product line from April through October 2004, after suspending active selling of the systems product post acquisition.

•	Significant marketing expenses were incurred for the re-launch of the 3Di Digital Vision System at the American College of Surgeons Conference in October 2004.

•	Senior sales management and regional sales managers were recruited to launch the sales of our new 3Di Digital Vision Systems in the second half of 2004.

In the first quarter of 2005, we continued the progress begun in 2004 with investment in sales personnel, training, equipment and marketing programs. Our strategy is to build our revenue base with our EndoSite 3Di Vision System and OEM camera products. We believe our investments in our products, technology, new markets and organization in 2004 will generate a substantial improvement in our operations in late 2005 and 2006. Our improvements in the technology and focus on the commercialization of this technology are expected to produce better results than achieved historically by this business under Vista.

Viking is also the strategic visualization supplier to several leading procedure-specific medical device manufacturers such as Aesculap and Richard Wolf. The Company provides high resolution 2D cameras to its OEM customers. As the procedural business of its partners and customers continues to shift to minimally invasive techniques, Viking will introduce new products, services and capabilities to respond to this important business segment. Viking is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

We commenced operations in the medical device business during 2004. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to receivables, inventory, income taxes, accrued expenses, and revenue recognition. We anticipate that management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements.

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

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Long-Lived Asset Valuations.  The Company reviews long-lived assets such as property, equipment and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases.

     Revenue Recognition. The Company's revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonable assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of the Company's sales through March 31, 2005, have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

Stock-Based Compensation.  The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During the three months ended March 31, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

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

RESULTS OF OPERATIONS

In December 2002 we discontinued our previous operations. As described above, we are now engaged in the medical device market. Our first acquisition was completed during the quarter ended June 30, 2004.

Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period Ended March 31, 2004

Revenues. As described in the Overview above, during the quarter ended March 31, 2004, we had no revenue generating operations. In April 2004, we acquired assets and operations related to our 3D endoscopic vision systems. For the quarter ended March 31, 2005, we had product sales $876,403 compared to no sales for the quarter ended March 31, 2004. The increase in revenues was due to a full quarter of product sales from our Vision Systems Group, which we acquired in April 2004. Sales to individual customers exceeding 10% or more of revenues in the quarter ended March 31, 2005 were to three customers who accounted for 25%, 24% and 17% of revenues, respectively.

Gross Margins. We had gross margins of $257,178 or 29.4% for the quarter ended March 31, 2005 and gross margins of $0 for the quarter ended March 31, 2004. The increase in gross margin during 2005 was due to the 3Di System and OEM product sales during the quarter ended March 31, 2005 compared to no sales during the quarter ended March 31, 2004. We expect our gross margins to improve as we increase our 3Di product sales.

Sales and Marketing Expenses. Sales and Marketing expenses were $473,816 for the quarter ended March 31, 2005 and $0 for the quarter ended March 31, 2004. The increase in operating expenses was due to the restart of operations. We expect that our sales and marketing expenses will remain at this level as we establish our 3Di Systems business.

Research and Development Expenses. Research and Development expenses were $-191,376 for the quarter ended March 31, 2005 and $0 for the quarter ended March 31, 2004. The increase is due to the acquisition of the Visualization business during the second quarter of 2004. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products.

General and Administrative Expenses. We had General and Administrative expenses of $491,767 for the quarter ended March 31, 2005 and $111,676 for the quarter ended March 31, 2004, representing an increase of $380,091. The increase in general and administrative expense in 2005 was due to the acquisition of the visualization business during the second quarter of 2004. Our general and administrative expenses for the three months ended March 31, 2005 consisted primarily of the following:

•	$157,640 in payroll and fringe benefits,

•	$147,782 in legal expenses, including $115,000 in closing costs and legal fees related to Convertible Notes Payable,

•	$24,933 in audit expenses,

•	$40,455 in consulting expenses,

•	$50,422 in royalty and license fees,

•	$49,570 in insurance expenses,

Net Income (Loss). We had a net loss of $2,848,578 for the quarter ended March 31, 2005 and a net loss of $111,676 for the quarter ended March 31, 2004, representing an increase of $2,736,905. The increase in net loss for the first quarter was due the acquisition of the visualization business during the second quarter of 2004. We also incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $1,925,000 in non-cash interest expense and $115,000 in legal fees related to the Convertible Notes. Our net loss for the quarter ended March 31, 2005 was the result of us having revenues of $876,403, costs of sales of $619,225, operating expenses $1,156,959 and interest expense of $1,948,797.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through March 31, 2005, we have raised net proceeds of $900,000 through the sale of common and preferred stock in private placements, and $3,300,000 through the issuance of convertible promissory notes. As of March 31, 2005, we had cash, cash equivalents and short-term investments of $1,013,252 compared to $139,393 as of December 31, 2004.

During the quarter ended March 31, 2005, we raised $2,750,000 through the issuance of convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The notes also may be converted, at the option of the Investors, into shares of our common stock at a conversion price of $0.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. We may require conversion of the Notes if we raise $3 million in public or private equity offerings, at a price equal to or greater than $0.30 per share of common stock, within 3 months of the date of issuance of the Notes. In connection with the issuance of the Notes, we also issued warrants to purchase common stock at a price of $0.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance.

Net cash used in operating activities was $2,237,959 and $66,718 during the quarters ended March 31, 2005 and March 31, 2004, respectively. The increase in net cash used in operating activities during 2005 compared to 2004 was attributable to the acquisition of the Vision Systems Group in April 2004 and the development of our EndoSite 3Di product line and sales and marketing organization.

Net cash used in investing activities was $41,006 and $6,832 during the quarters ended March 31, 2005 and March 31, 2004, respectively. The increase in cash used in investing activities in 2005 was attributable to increased purchases of equipment needed for demonstration equipment of our new 3Di product line.

Cash flow provided by financing activities was $3,152,824 and $400,000 during the quarters ended March 31, 2005 and March 31, 2004, respectively. The cash flows from financing activities in 2005 were attributable to proceeds from a private placement of secured convertible notes in the amount of $2,750,000, proceeds received from short-term bank borrowings of $302,824, and proceeds from related party notes payable of $100,000.

We incurred operating losses in 2005 and 2004, and at March 31, 2005, had an accumulated deficit of approximately $5,164,000. At March 31, 2005, we had cash of $1,013,252.

In January 2005, we received a $200,000 line of credit from Silicon Valley Bank. In February and March 2005, we received $2,750,000 from the issuance of convertible notes payable. In addition, we have amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2005 and is subject to annual renewals.

We believe that in order to continue our operations, development of our products, and implementation of our business plan, we will need additional financing. We are pursuing additional financing through a private placement offering of our common stock in which we are attempting to raise approximately $3 million during 2005. Additionally, we are continuing our efforts to increase revenues by obtaining new customers and to minimize our operating costs. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by SEC, include certain transactions, agreements, or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us. See Note 11 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

Forward Outlook and Risks

This Form 10-QSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated January 28, 2005 for the year ended December 31, 2004, included a going concern qualification which stated that our significant operating losses raise substantial doubt about our ability to continue as a going concern.

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

We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients.  Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance.  Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors.  Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis and compensates physicians at a pre-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure.  Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures.  The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person.  We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation or our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiency in our internal control related to accounting for the debt discount resulting from the warrants issued in connection with the convertible notes and the related beneficial conversion feature. The adjustment to record the debt discount and beneficial conversion feature was detected and has been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency.

Based upon that evaluation and the deficiency identified above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

    (b)     Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. We are not a party to any legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions from 1998 through 2005. Except for the shares issued in 2000, all of the following shares of common stock issued were in non registered transactions in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares issued in 2000 were issued pursuant to rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common stock issued were as follows:

Issuance of Preferred Stock

On December 18, 2003, we granted Donald Tucker, the Company’s largest shareholder, an option to purchase 5,000,000 shares of our Series A Preferred Stock for $400,000. Each share of Series A Preferred Stock was convertible into four shares of our common stock. Mr. Tucker subsequently exercised his option and purchased all 5,000,000 shares of Series A Preferred Stock. In December 2004, he converted his 5,000,000 shares of Series A Preferred Stock into 20,000,000 shares of our common stock.

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

   (2) On March 22, 2005, this loan was converted into another debt instrument. On that date Viking entered into a Securities Purchase Agreement and related agreements (the "Transaction Documents"), among (i) Viking, (ii) St. Cloud Capital Partners, L.P., a Delaware limited partnership ("St. Cloud"), as "Lead Lender" and "Collateral Agent" and (iii) St. Cloud, Donald Tucker, Brian Miller, and any other person signing the signature page of the Securities Purchase Agreement as an Investor or that becomes an Investor after March 22, 2005, (collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, Viking has sold and will sell promissory notes ("Notes") to Investors in the maximum aggregate amount of $2,750,000. One of such Investors was Donald F. Tucker who converted his February 5, 2005 loan into a $500,000 loan sold pursuant to the Securities Purchase Agreement. The material terms of the Securities Purchase Agreement and other Transaction Documents are set forth in the Management’s Discussion and Analysis Section of this our annual report filed on Form 10-KSB for year ended December 31, 2004.

Marshall Geller, a recently appointed director of Viking, is an affiliate of St. Cloud Capital Partners. St. Cloud purchased a note in the above-described transaction in the amount of $750,000. Such Note is convertible into 3,750,000 shares of Viking common stock. Pursuant to the terms of the Securities Purchase Agreement, St. Cloud was issued a warrant to purchase 937,500 shares of Viking’s common stock.

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

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan is secured by the assets of the Company. The loan is also secured by a $200,000 certificate of deposit owned by Donald Tucker. In April 2005 this Loan and Security Agreement with Silicon Valley Bank was reduced to $100,000.

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

Dated: May 13, 2005	VIKING SYSTEMS, INC.

By /s/ Thomas B. Marsh
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer