Form 10QSB
period 2005-06-30
VIKING SYSTEMS INC
filed 2005-08-15
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes☐ No ☒

Common Stock outstanding at August 12, 2005, 31,919,050 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

Item 1.	Financial Statements:

	Unaudited Balance Sheet at June 30, 2005	3
	Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	4
	Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5 - 6
	Notes to Financial Statements	7 -12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	23

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Unaudited Balance Sheet
June 30, 2005

Assets

Current assets:
Cash and cash equivalents	$100,144
Accounts receivable, net	351,341
Inventories	522,705
Prepaids and other current assets	73,128

Total current assets	1,047,318

Property and equipment, net	443,810

$1,491,128

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$586,877
Accrued expenses	452,980
Short-term bank borrowings	166,000
Convertible notes payable net of debt discount of $618,750	2,131,250

Total current liabilities	3,337,107

Commitment and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized; 31,919,050 shares issued and outstanding	31,919
Additional paid-in capital	4,555,070
Accumulated deficit	(6,432,968)

Total stockholders' deficit	(1,845,979)

$1,491,128

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales, net	$1,082,413	$1,030,962	$1,958,816	$1,030,962
Cost of sales	806,425	777,435	1,425,650	777,435

Gross profit	275,988	253,527	533,166	253,527

Operating expenses:
General and administrative	337,476	300,734	829,243	412,410
Selling and marketing	695,225	173,901	1,169,041	173,901
Research and development	235,904	136,328	427,280	136,328

Total operating expenses	1,268,605	610,963	2,425,564	722,639

Operating loss	(992,617)	(357,436)	(1,892,398)	(469,112)

Other income (expense):
Interest expense	(276,353)	(751)	(2,225,150)	(751)

Income (loss) before income taxes	(276,353)	(751)	(2,225,150)	(751)

Income tax benefits	-	-	-	-

Net loss	$(1,268,970)	$(358,187)	$(4,117,548)	$(469,863)

Net loss per common
share - basic and diluted	$(0.04)	$(0.04)	$(0.13)	$(0.05)

Weighted average shares - basic	31,911,000	8,874,000	31,331,000	8,874,000

Weighted average shares - diluted	31,911,000	8,874,000	31,331,000	8,874,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Cash Flows
Six Months Ended June 30,

	2005	2004
Cash flows from operating activities:
Net loss	$(4,117,548)	$(469,863)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	108,255	3,627
Common Stock issued for services	7,500	-
Amortization of debt discount	206,250	-
Interest expense from beneficial conversion feature	1,925,000	-
Change in operating assets and liabilities:
Accounts receivable, net	(73,574)	(156,493)
Inventories, net	144,383	(10,164)
Prepaids and other current assets	72,414	(75,366)
Accounts payable	(954,077)	308,991
Accrued expenses	118,491	64,008
Deferred revenue	(159,150)	(5,250)

Net cash used in operating activities	(2,722,056)	(340,510)

Cash flows from investing activities:
Purchase of property and equipment	(273,978)	(15,127)
Net cash paid in acquisition	-	(158,718)

Net cash used in investing activities	(273,978)	(173,845)

Cash flows from financing activities:
Net change in short-term bank borrowings	106,785	-
Proceeds from issuance of preferred stock	-	400,000
Payments on capital lease obligations		(2,086)
Proceeds from convertible debt	2,750,000
Proceeds from related-party note payable	100,000	100,548

Net cash provided by financing activities	2,956,785	498,462

Net decrease in cash and cash equivalents	(39,249)	(15,893)

Cash and cash equivalents at beginning of period	139,393	35,525

Cash and cash equivalents at end of period	$100,144	$19,632

See accompanying notes to financial statements

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,797	$-

Income taxes	$-	$-

During the six months ended June 30, 2005 the Company:

•	Allocated $825,000 of the proceeds from a convertible note payable to the value of the warrants issued, recording it as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

See accompanying notes to financial statements

VIKING SYSTEMS
Notes to Financial Statements (Unaudited)
Six Months Ended June 30, 2005 and 2004

1. Interim Financial Statements
The financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2004 and 2003, included in the Company’s Form 10-KSB filed on March 31, 2005 with the Securities and Exchange Commission. The results of operations and cash flows for the six months ended June 30, 2005, are not necessarily indicative of results for the year ending December 31, 2005.

2. Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During the periods ended June 30, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

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

2. Stock-Based Compensation - Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(1,268,970)	$(358,187)	$(4,117,548)	$(469,863)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,749)	(807)	(33,499)	(807)

Pro forma net loss	$(1,285,719)	$(358,994)	$(4,151,047)	$(470,670)

Earnings per share-

Basic and diluted - as Reported	$(0.04)	$(0.04)	$(0.13)	$(0.05)

Basic and diluted - pro forma	$(0.04)	$(0.04)	$(0.13)	$(0.05)

The weighted average fair value of options granted during the six months ended June 30, 2005 is $0.36, and $0.35 during the six months ended June 30, 2004. The weighted average fair value and the pro forma expense noted above were calculated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004

Expected dividend yield	$-	$-
Expected stock price volatility	34.68%	0%
Risk-free interest rate	4.17%	2.0%
Expected life of options	10 years	4 years

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

During the first quarter of 2005, the Company raised approximately $2,750,000 through the issuance of convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of the assets of the Company. The notes also may be converted, at the option of the Investors, into shares of common stock of the Company at a conversion price of $.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. The Company may require conversion of the Notes if the Company raises $3 million in public or private equity offerings, at a price equal to or greater than $.30 per share of common stock, within 12 months of the date of issuance of the Notes. In connection with the issuance of the Notes, the Company also issued warrants to purchase common stock at a price of $.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underline the Warrants.

In January 2005, the Company received a $200,000 line of credit from a bank, secured by a certificate of deposit of a significant stockholder. In addition, the Company has a bank line of credit that allows the Company to borrow up to 80% of the outstanding accounts receivable, up to a maximum amount of $400,000. This agreement expires in September 2005 and is subject to annual renewals.

Management believes that in order to continue its operations, development of its products, and implementation of its business plan, the Company will need additional financing. The Company is pursuing additional financing through a private placement offering of its common stock in which it is attempting to raise approximately $4 million during 2005. Additionally, the Company is continuing its efforts to increase revenues by obtaining new customers and to minimize operating costs. There can be no assurance that the Company will be successful in obtaining additional financing or in its efforts to increase revenues and decrease operating costs. If the Company is unable to obtain additional financing, it may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

4. Loss Per Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options using the treasury stock method and the conversion of convertible instruments. Options and warrants to purchase 6,323,500 shares of common stock at prices ranging from $.02 to $.65, and debt convertible into 13,750,000 shares of common stock were outstanding at June 30, 2005, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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

7. Acquisition

On April 15, 2004, the Company acquired all of the assets of the visualization technology business segment (the Segment) of Vista Medical Technologies, Inc. (Vista). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all assets related to the Segment in exchange for a combination of cash, common stock, and assumed liabilities. Specifically, at closing, the Company was required to pay Vista cash of the sum of $158,718, and issue shares of its common stock equal to ten percent (10%) of the fully-diluted common shares of Viking stock (3,054,000 shares). Additionally, at closing, Vista entered into a License Agreement with intellectual property and product rights used in the operation of the Segment. In exchange for this license grant, the Company will pay Vista royalties over the next five (5) years based on sales of the products of the Segment by the Company. The License Agreement will contain minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by the Company under the License Agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the License Agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product rights to the Company. Lastly, Vista consigned to the Company at closing its current inventory of products and parts. The Company will reimburse Vista the value of that inventory, if and when sold, over the course of the next year.

8. Supplemental Disclosure of Cash Flow Information

On April 15, 2004 the Company acquired certain assets of the visualization technologies business of Vista Medical Technologies, Inc. in exchange for cash, stock and the assumption of certain liabilities. Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

Accounts receivable	$374,027
Inventory	266,344
Property and equipment	33,309
Accounts payable	(347,309)
Accrued compensation	(77,188)
Other accrued expenses	(14,767)
Deferred revenue	(9,250)
Capital lease	(5,368)
Common stock issued	(61,080)

Net cash paid in acquisition	$158,718

9. Subsequent Events

Subsequent to the quarter ended June 30, 2005, the Company's Board of Directors approved a bridge financing round of up to $4,000,000 in convertible notes. In August 2005, we raised $500,000 through the issuance of convertible notes (the “Notes”) and expect to receive up to $3,500,000 more through the sale of the Notes. The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The Notes may be converted, at the option of the Investors, into shares of our common stock. The conversion price and terms are dependent upon the terms of a proposed private or public offering of our securities that we anticipate will commence during the current quarter. We anticipate the conversion price will be approximately 20% less than the offering price per share in such anticipated public or private offering. In connection with the issuance of the Notes, we also issued warrants to purchase common stock at a price of $0.60 per share or other price subject to adjustment upon certain conditions pursuant to the terms of the transaction.

On August 12, 2005, the holder of a $500,000 convertible promissory note issued by Viking, converted such note into 2,500,000 shares of Viking's common stock.

10. Interest Expense
As noted in Note 5, during the six months ended June 30, 2005, the company recorded interest expense of $1,925,000, as a result of the beneficial conversion feature of the convertible notes payable and $206,250 of interest expense as a result of the amortization of the debt discount of the convertible notes payable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Discussion of our financial results relative to the quarter ending June 30, 2005. Our current results are best understood in the context of our objectives and results during the balance of 2004 and the first part of 2005. During 2004, our mission consisted of making the following substantial investments in the Company’s products, marketing programs, infrastructure and personnel:

•	In April 2004, Viking purchased the assets of Vista Medical Technologies, Inc.’s proprietary 3D surgical visualization business.

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

In the first quarter of 2005, we continued the progress begun in 2004 with investment in sales personnel, training, equipment and marketing programs. We expanded our trade show schedule from four to thirteen in 2005 and tripled the size of our direct sales force in the US. We have added two independent sales representative firms to supplement our coverage and expect to add several more by year end. Our international distribution already counts six distributors compared to none last year. We believe our investments in our products, technology, new markets and organization in 2004 and early 2005 will generate a substantial improvement in our operations in late 2005 and 2006. Our improvements in the technology and focus on the commercialization of this technology are expected to produce growth in our system placements from 20 in 2005 to 600 in 2008.

In the second quarter of 2005, we continued our progress in the general surgical market and started developing new markets. Our primary focus has been in the Urology market and we have began working with several surgeons at top academic institutions to validate the efficacy of 3D visualization in surgery, in particular the Laparoscopic Radical Prostatectomy (LRP), and surgical training. Late in the quarter we established similar programs with OB/GYN surgeons in developing that specialty.  Preliminary results of the first study will be published in August 2005.

We are the strategic visualization supplier to several leading procedure-specific medical device manufacturers such as Aesculap and Richard Wolf. We provide high resolution 2D cameras to these OEM customers and added new programs with Boston Scientific and Medtronic the second quarter. As the procedural business of our customers continues to shift to minimally invasive techniques, we intend to attempt to introduce new products, services and capabilities to respond to this growing business segment. We are committed to the growth of our OEM business and believe our engineering capabilities and advanced technologies make us an attractive strategic partner and supplier to various other companies.

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

Revenue Recognition. The Company's revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonable assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of the Company's sales through June 30, 2005, have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

Stock-Based Compensation. The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During the six months ended June 30, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

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

Three and Six-Month Period Ended June 30, 2005 Compared to the Three and Six-Month Period Ended June 30, 2004

Revenues. For the three months ended June 30, 2005, we had product sales $1,082,413 compared to product sales of $1,030,962 for the three months ended June 30, 2004. Representing an increase of $51,451 or 5%. Sales to individual customers exceeding 10% or more of revenues in the three months ended June 30, 2005 were to three customers who accounted for 35%, 15% and 10% of revenues, respectively. For the six months ended June 30, 2005 we had product sales of $1,958,816 compared to product sales of $1,030,962 for the six months ended June 30, 2004, representing an increase of $927,854 or 90%. Sales to individual customers exceeding 10% or more of revenues in the six months ended June 30, 2005 were to three customers who accounted for 25%, 23%, and 18% of revenues, respectively.

Gross Profit. We had gross profit of $275,988 or 25.5% for the three months ended June 30, 2005 and gross profit of $253,527 or 24.6% for the three months ended June 30, 2004, representing an increase of $22,461. The increase in gross profit during 2005 was due to the increase in 3Di System sales during the three months ended June 30, 2005 compared to the 3Di System sales during the quarter ended June 30, 2004. We expect our gross profit to improve as we increase our 3Di System sales. For the six months ended June 30, 2005 we had gross profit of $533,166 or 32.7% compared to $253,527 or 24.6% for the six months ended June 30, 2004.

Sales and Marketing Expenses. Sales and Marketing expenses were $695,225 for the three months ended June 30, 2005 and $173,901 for the three months ended June 30, 2004. For the six month period ended June 30, 2005 Sales and Marketing expenses were $1,169,042 compared to expenses of $173,901 for the six month period ended June 30, 2004. The increase in operating expenses was due to the increased efforts to develop market awareness for our 3Di products. We expect that our sales and marketing expenses will remain at this level as we establish our 3Di Systems business. We had no Sales and Marketing expenses until after the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

Research and Development Expenses. Research and Development expenses were $235,904 for the three months ended June 30, 2005 and $136,328 for the three months ended June 30, 2004. Research and Development expenses for the six months ended June 30, 2005 were $427,280 compared to $136,328 for the six months ended June 30, 2004. The increase is due to the continued development of our 3Di product line. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products. We had no Research and Development expenses until after the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

General and Administrative Expenses.  We had General and Administrative expenses of $337,476 for the three months ended June 30, 2005 and $300,734 for the three months ended June 30, 2004. General and Administrative expenses were $829,243 for the six months ended June 30, 2005 compared to $412,410 for the six months ended June 30, 2004. The increase in general and administrative expense in 2005 was due to the increased Royalty expense, in accordance with our Royalty agreement with Vista Medical Technologies, Inc. Our general and administrative expenses for the three months ended June 30, 2005 consisted primarily of the following:

•	$104,586 in payroll and fringe benefits,

•	$32,940 in legal expenses,

•	$17,780 in audit expenses,

•	$44,666 in consulting expenses,

•	$70,731 in royalty and license fees,

•	$47,491 in insurance expenses,

Net Income (Loss). We had a net loss of $1,268,970 for the three months ended June 30, 2005 and a net loss of $358,187 for the three months ended June 30, 2004, representing an increase of $910,783. For the six months ended June 30, 2005 we had a net loss of $4,117,548 compared to a net loss of $469,863 for the six months ended June 30, 2004. The increase in net loss for 2005, was due to the increase in operating expenses due to a full year of operations. We incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $206,250 in non-cash interest expense related to the Convertible Notes for the six months ended June 30, 2005. Our net loss for the three months ended June 30, 2005 was the result of us having revenues of $1,082,413, costs of sales of $806,425, operating expenses $1,228,605 and interest expense of $276,353.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through June 30, 2005, we have raised net proceeds of $900,000 through the sale of common and preferred stock in private placements, and $3,300,000 through the issuance of convertible promissory notes. As of June 30, 2005, we had cash, cash equivalents and short-term investments of $100,144 compared to $139,393 as of December 31, 2004.

During the three months ended March 31, 2005, we raised $2,750,000 through the issuance of convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The notes also may be converted, at the option of the Investors, into shares of our common stock at a conversion price of $0.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. We may require conversion of the Notes if we raise $3 million in public or private equity offerings, at a price equal to or greater than $0.30 per share of common stock, within 3 months of the date of issuance of the Notes. In connection with the issuance of the Notes, we also issued warrants to purchase common stock at a price of $0.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance.

Net cash used in operating activities was $2,722,056 and $340,510 during the six months ended June 30, 2005 and June 30, 2004, respectively. The increase in net cash used in operating activities during 2005 compared to 2004 was attributable to the acquisition of the Vision Systems Group in April 2004, the development of our EndoSite 3Di product line, the increase in our sales and marketing organization, and the beneficial conversion feature of our convertible notes and the debt discount related to our warrants.

Net cash used in investing activities was $273,978 and $173,845 during the six months ended June 30, 2005 and June 30, 2004, respectively. The increase in cash used in investing activities in 2005 was attributable to increased purchases of equipment needed for demonstration equipment of our new 3Di product line.

Cash flow provided by financing activities was $2,956,785 and $498,462 during the six months ended June 30, 2005 and June 30, 2004, respectively. The cash flows from financing activities in 2005 were attributable to proceeds from a private placement of secured convertible notes in the amount of $2,750,000, proceeds received from short-term bank borrowings of $106,785, and proceeds from related party notes payable of $100,000.

We incurred operating losses in 2005 and 2004, and at June 30, 2005, had an accumulated deficit of approximately $6,432,968. At June 30, 2005, we had cash of $100,144.

In January 2005, we received a $200,000 line of credit from Silicon Valley Bank. In February and March 2005, we received $2,750,000 from the issuance of convertible notes payable. In addition, we have amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2005 and is subject to annual renewals.

Our monthly overhead currently ranges from $350,000 to $400,000. We anticipate that we will spend approximately $500,000 in research and development efforts during the second half of 2005 and $260,000 on capital transactions. In order to continue our operations, development of our products, and implementation of our business plan, we will need to raise additional capital through equity or debt transactions.  During the last quarter our management has spent considerable time and effort in discussing capital raising alternatives with investment bankers, institutional investors and others. We are currently attempting to complete a bridge loan transaction which would provide us with additional funds while we pursue additional financing efforts.  We anticipate that we need to raise a minimum of $4,000,000 during the next twelve months in order to continue our business operations on current levels. Additionally, we are continuing our efforts to increase revenues by obtaining new customers and to minimize our operating costs. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

Additional Capital Summary

In August 2005, we raised $500,000 through the issuance of convertible notes (the “Notes”) and expect to receive up to $3,500,000 more through the sale of the Notes. The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The Notes may be converted, at the option of the Investors, into shares of our common stock. The conversion price and terms are dependent upon the terms of a proposed private or public offering of our securities that we anticipate will commence during the current quarter. We anticipate the conversion price will be approximately 20% less than the offering price per share in such anticipated public or private offering. In connection with the issuance of the Notes, we also issued warrants to purchase common stock at a price of $0.60 per share or other price subject to adjustment upon certain conditions pursuant to the terms of the transaction.

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

Operating History. We were inactive in 2002 and 2003. We commenced active operations by acquiring assets from Vista. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities. None

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

Dated: August 15, 2005	VIKING SYSTEMS, INC.

By /s/ Thomas B. Marsh
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer