Form 10QSB
period 2005-09-30
VIKING SYSTEMS INC
filed 2005-11-14
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
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

Common Stock outstanding at October 31, 2005, 34,639,050 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

Pag
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Unaudited Balance Sheet
September 30, 2005

Assets

Current assets:
Cash and cash equivalents	$161,263
Accounts receivable, net	769,870
Inventories	501,597
Prepaids and other current assets	88,134
Total current assets	1,520,864

Property and equipment, net	448,493

$1,969,357

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$762,241
Accrued expenses	535,419
Short-term bank borrowings	425,686
Convertible notes payable net of debt discount of $1,071,377	2,178,623
Total current liabilities	3,901,969

Commitment and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized; 34,639,050 shares issued and outstanding	34,639
Additional paid-in capital	5,234,544
Deferred Compensation	(66,000)
Accumulated deficit	(7,135,795)
Total stockholders' deficit	(1,932,612)

$1,969,357

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales, net	$1,117,806	$1,094,096	$3,076,622	$2,125,058
Cost of sales	797,936	760,348	2,223,586	1,537,783

Gross profit	319,870	333,748	853,036	587,275

Operating expenses:
General and administrative	418,928	414,026	1,248,172	826,436
Selling and marketing	734,915	204,765	1,903,956	378,666
Research and development	242,421	152,378	669,701	288,706

Total operating expenses	1,396,264	771,169	3,821,829	1,493,808

Operating loss	(1,076,394)	(437,421)	(2,968,793)	(906,533)

Other income (expense):
Interest expense	(1,003,649)	(956)	(1,851,581)	(1,707)

Net loss	$(2,080,043)	$(438,377)	$(4,820,374)	$(908,240)

Net loss per common
share - basic and diluted	$(0.06)	$(0.05)	$(0.15)	$(0.11)

Weighted average shares - basic and diluted	33,403,000	9,720,000	32,027,000	8,298,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Cash Flows
Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,820,374)	$(908,240)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	188,114	12,752
Common Stock issued for services	101,694
Amortization of Deferred Compensation	22,000
Interest expense from beneficial conversion feature	1,678,623
Amortization of debt discount	-
Change in operating assets and liabilities:
Accounts receivable, net	(492,103)	19,124
Inventories, net	165,491	(161,120)
Prepaids and other current assets	57,408	(134,973)
Accounts payable	(778,713)	451,398
Accrued expenses	200,929	175,484
Deferred revenue	(159,150)	(8,250)
Net cash used in operating activities	(3,836,081)	(553,825)
Cash flows from investing activities:
Net cash paid in acquisition	-	(158,718)
Purchase of property and equipment	(358,520)	(123,573)
Net cash used in investing activities	(358,520)	(282,291)
Cash flows from financing activities:
Net change in short-term bank borrowings	366,471
Proceeds from issuance of preferred stock	-	400,000
Payments on capital lease obligations		(4,032)
Payments on related party notes		(50,000)
Proceeds from issuance of Common Stock		450,000
Proceeds from convertible debt	3,750,000
Proceeds from related-party note payable	100,000	100,000
Net cash provided by financing activities	4,216,471	895,968
Net increase in cash and cash equivalents	21,870	59,852
Cash and cash equivalents at beginning of period	139,393	35,525
Cash and cash equivalents at end of period	$161,263	$95,377
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,060	$1,707
Income taxes	$-	$-

See accompanying notes to financial statements

During the nine months ended September 30, 2005 the Company:

•
Allocated $825,000 of the proceeds from convertible notes payable to the value of the warrants issued and the remaining amount of the proceeds of $1,925,000 to the value of the beneficial conversion feature, recording the total of the proceeds of $2,750,000 as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

•	Converted a $500,000 note payable into 2,500,000 shares of common stock.

•	Recorded deferred compensation of $88,000 for common stock issued with a consulting agreement

During the nine months ended September 30, 2004 the Company:

•	Received $400,000 from the sale of shares of our Series A Preferred Stock

•	Received $100,000 from the issuance of a convertible note

•	Paid $50,000 payment of the convertible note, and converted $50,000 into common stock

•	Received $450,000 from the sale of shares of our common stock

•	Converted 5,000,000 shares of Series A Preferred Stock into 20,000,000 shares of common stock

•
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

VIKING SYSTEMS
Notes to Financial Statements (Unaudited)
Nine Months Ended September 30, 2005 and 2004

1. Interim Financial Statements

The financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2004 and 2003, included in the Company’s Form 10-KSB filed on March 31, 2005 with the Securities and Exchange Commission. The results of operations and cash flows for the nine months ended September 30, 2005, are not necessarily indicative of results for the year ending December 31, 2005.

2. Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company's Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During the periods ended September 30, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would be amortized over the vesting period of the stock option.

The following table illustrates the effect on net loss and net loss per share as if the Company had elected to use the fair value based method to account for its employee stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(2,080,043)	$(438,377)	$(4,820,374)	$(908,240)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,425)	(1,488)	(76,850)	(4,464)

Pro forma net loss	$(2,118,468)	$(439,865)	$(4,897,224)	$(912,704)

Earnings per share-

Basic and diluted - as Reported	$(0.06)	$(0.05)	$(0.15)	$(0.11)

Basic and diluted - pro forma	$(0.06)	$(0.05)	$(0.15)	$(0.11)

The weighted average fair value of options granted during the three months ended September 30, 2005 and 2004 was $0.41 and $0.39 respectively. The weighted average fair value and the pro forma expense noted above were calculated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004

Expected dividend yield	$-	$-
Expected stock price volatility	161.48%	33.85%
Risk-free interest rate	4.17%	2.0%
Expected life of options	10 years	4 years

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations, and the Company has incurred significant losses, and has a significant working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required.

During the nine months of 2005, the Company raised approximately $3,750,000 through the issuance of convertible notes (see Note 5).

In January 2005, the Company received a $200,000 line of credit from a bank, secured by a certificate of deposit of a significant stockholder. In addition, the Company has a bank line of credit that allows the Company to borrow up to 80% of the outstanding accounts receivable, up to a maximum amount of $400,000. This agreement expires in September 2006 and is subject to annual renewals.

Management believes that in order to continue its operations, development of its products, and implementation of its business plan, the Company will need additional financing. The Company is pursuing additional financing through a private placement offering of its common stock in which it is attempting to raise approximately $10 million during 2005. Additionally, the Company is continuing its efforts to increase revenues by obtaining new customers and to minimize operating costs. There can be no assurance that the Company will be successful in obtaining additional financing or in its efforts to increase revenues and decrease operating costs. If the Company is unable to obtain additional financing, it may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

4. Loss Per Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options using the treasury stock method and the conversion of convertible instruments. Options and warrants to purchase 6,828,500 shares of common stock at prices ranging from $.02 to $.65, and debt convertible into 11,250,000 shares of common stock were outstanding at September 30, 2005, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

5. Convertible Notes Payable

During the quarter ended September 30, 2005, the Company's Board of Directors approved a bridge financing round of up to $4,000,000 in convertible notes. As of September 30, 2005 the Company had raised $1,000,000 through the issuance of these convertible notes (the “Notes”) and expect to receive up to $1,500,000 more through the sale of the Notes. The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of the Company’s assets. The Notes may be converted, at the option of the Investors, into shares of our common stock. The conversion price and terms are dependent upon the terms of a proposed private or public offering of the Company's securities that the Company anticipates will commence during the current quarter. The Company anticipates the conversion price will be approximately 20% less than the offering price per share in such anticipated public or private offering. In connection with the issuance of the Notes, the Company also issued warrants to purchase common stock at a price of $0.60 per share or other price subject to adjustment upon certain conditions pursuant to the terms of the transaction.

During the quarter ended March 31, 2005, the Company raised $2,750,000 through the issuance of convertible notes (the “First Quarter Notes”). The First Quarter Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of the assets of the Company. The First Quarter Notes also may be converted, at the option of the Investors, into shares of common stock of the Company at a conversion price of $0.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. The Company may require conversion of the First Quarter Notes if the Company raises $3 million in public or private equity offerings, at a price equal to or greater than $0.30 per share of common stock, within 12 months of the date of issuance of the First Quarter Notes. In connection with the issuance of the First Quarter Notes, the Company also issued warrants to purchase common stock at a price of $0.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance.

$500,000 of the $2,750,000 First Quarter Notes were issued to a significant shareholder and were converted to 2,500,000 shares of the Company’s common stock. $750,000 of the $2,750,000 First Quarter Notes were issued to a company that appointed a member of the Company's board of directors.

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

The conversion price of $0.20 was less than the fair market value of the stock of $0.40 on the date the convertible notes were issued, creating a beneficial conversion feature. Since the beneficial conversion feature was greater than the $1,925,000 allocated fair value of the convertible notes, the entire allocated amount of the convertible notes payable was recorded as a beneficial conversion feature. Therefore, the entire amount of $2,750,000 was initially recorded as a debt discount to be amortized over the life of the notes (12 months), resulting in an effective interest rate of 110%. Using the effective interest method, $1,003,649 and $1,678,623 was amortized and recorded as interest expense during the three and nine months ended September 30, 2005, respectively. The remaining debt discount will continue to be amortized over the remaining life of the notes.

6. Conversion of Related Party Notes Payable

In March 2005, a significant stockholder converted notes payable of $500,000 and related accrued interest of $16,659, into 1,291,650 shares of the Company’s common stock at $0.40 per share.

In August 2005, a significant stockholder converted notes payable of $500,000 into 2,500,000 shares of the Company’s common stock at $0.20 per share.

7. Interest Expense

During the nine months ended September 30, 2005, the Company recorded interest expense of $1,678,623, as a result of the amortization of the debt discount described in Note 5.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," and "our" refer to Viking Systems, Inc.

Overview

Viking Systems, Inc. designs, manufactures and markets FDA cleared, high performance laparoscopic vision systems. Viking’s primary product is the EndoSite 3Di Digital Vision System (the “EndoSite 3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with an initial focus on applications in urology, bariatrics and laparoscopic gynecology. The Company also manufactures advanced two dimensional (“2-D”) digital cameras that are sold through strategic partner and OEM programs.

The Company’s technology and know-how center on its core technical competencies in optics, digital imaging, sensors, surgical robotics and image management. The Company’s focus is to deliver advanced integrated information, visualization and control solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

The value proposition of the Company’s EndoSite 3Di System is based on three principles:

•	That 3-D vision, providing natural depth perception and a clear view of a patient’s anatomy, is superior in facilitating the performance of complex surgical tasks;

•	That an HMD is a more ergonomic display solution for surgeons and interventional physicians than conventional video monitors; and

•
That integrating additional information in a voice controlled, picture-in-picture format into the surgeon's view, in conjunction with the anatomical view, can facilitate decision making during surgery.

As of September 30, 2005, the Company had an installed base of more than 70 3-D vision systems installed worldwide and more than 3,500 2-D digital cameras with OEM partners, including Boston Scientific Corporation (“Boston Scientific”, NYSE: BSX) and Medtronic, Inc. (“Medtronic”, NYSE: MDT). Products range in price from $160,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components. Viking currently projects to increase its annual EndoSite 3Di System placements from 13 in 2004 to approximately 350 per year in 2008, at the same time expanding its sales of 2-D digital cameras at a compound annual growth rate (“CAGR”) of 20%.

Discussion of our financial results relative to the quarter ending September 30, 2005.

In Q3 the Company accomplished significant milestones, both strategic and operational, and in the quarter, closed and shipped four 3Di system orders. While these initial system orders are important financially, the real accomplishments of the quarter were in our product and clinical objectives. These are the foundation blocks on which we can build the business. Significant accomplishments are as follows:

•	First urology sale and LRP procedure outside of academics

•	Completed the three setting camera optimized for urology, gynecology and bariatrics

•	Won SLS award for innovation with our 3Di system

•	Upgraded sales demo systems

•	Completed our first telesurgery at SLS conference

•	Signed Dr. Camran Nezhat and Dr. Andriole to our Clinical Advisory Board

•	Completed our first clinical study

•	First OEM shipments to new programs for Boston Scientific and Medtronic

•	Record revenue month in September

•	Record quarter revenue and sustained quarter to quarter growth

•	Completed search and selection of investment banker for financing

•	Completed first $1,000,000 of bridge financing

Background

Since the acquisition of the Vista Assets in April 2004, the Company has executed on several strategic and operating initiatives that have positioned the Company to commercialize its technology, including the following:

•	Completed the development of the EndoSite 3Di System, which was launched at the American College of Surgeons Congress in October 2004;

•	Rebranded the visualization technology product developed from the Vista Assets in the Viking product image;

•
Completed the initial staffing of the commercial organization, including regional sales managers, independent sales representatives, international distributors, clinical development staff and service and marketing personnel;

•
Validated the performance of the EndoSite 3Di System in urology and gynecology, including many complex minimally invasive surgical procedures, such as laparoscopic radical prostatectomy (“LRP”), laparoscopic bariatric surgery, laparoscopic pyeloplasty and laparoscopic pelvic floor reconstruction;

•	Added two new significant OEM customers, Medtronic and Boston Scientific; and

•	Created bariatric, urologic and gynecologic clinical advisory boards.

Market

The primary market for Viking’s products is complex minimally invasive surgery that relies heavily on the use of endoscopic instruments and technologies. The $6.7 billion MIS market currently accounts for 20% of all surgical procedures performed worldwide. Viking believes that MIS procedures will grow at a 17% CAGR and the market will expand from $6.7 billion in 2004 to $8.3 billion in 2007.

The Company believes that the key growth drivers in MIS include the following:

•
More highly complex procedures are adapting to MIS techniques, including radical prostatectomy, donor nephrectomy, pyeloplasty, adrenalectomy, gastric bypass, nissen fundoplication, supra pubic hysterectomy, pelvic floor reconstruction, skull based and pediatric based procedures;

•	Proactive and informed patients will continue to seek out minimally invasive surgeries;

•	Technological improvements that will permit more complex surgeries to be performed using MIS techniques; and

•	The aging baby boomer population will focus on a healthy lifestyle.

Competition and Market Opportunity

Although competition exists for aspects of Viking’s visualization product line, the Company believes that no single company offers a complete and independent 3-D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, Viking is not aware of any other true 3-D HMD that has been cleared for marketing in surgical applications by the FDA.

Viking’s competition comes from two directions. The traditional competition is from 2-D vision systems where the prices per system range from $20,000 to $80,000 and represent the low end of the market. The worldwide medical market for standard 2-D vision systems is between 12,000 and 14,000 units per year. Karl Storz Endoscopy America, Inc., Stryker Corporation (NYSE: SYK), ACMI Corporation (recently acquired by Gyrus), Olympus America, Inc. and Smith & Nephew PLC (NYSE: SNN) are key competitors supplying 2-D units.

At the top end of the market, fully immersive 3-D vision-enabled robotics, in particular the daVinci system, sell for up to $1,400,000 per system and require disposables that cost the hospital up to $2,500 per procedure. Intuitive Surgical is the manufacturer of the daVinci Surgical Robot, of which there are more than 300 in use. According to Intuitive Surgical, sales of this unit are currently growing at rate of over 70% per year. This growth suggests a market demand for improved MIS surgical tools and Viking believes there is a gap in the product offerings between these two tiers in the market.

Viking’s solution provides a higher level of technical sophistication than 2-D for MIS procedures, without the high cost and technical complexity of a robotic solution. The Company estimates the opportunity for its 3-D technology and the gap in the market to be in excess of 1,400 systems per year. Currently, this represents a market opportunity of approximately $250 million.

Growth Strategy

The Company’s mission is to be recognized as the market leader in the development of integrated information, visualization and surgical control solutions that significantly enhance the surgical team’s capabilities and performance in complex minimally invasive surgical procedures.

To accomplish its mission Viking will employ the following strategy:

•	Expand the Market for 3-D Visualization Solutions

•	Establish a Leadership Position for the Viking Brand in 3-D Visualization Solutions

•	Expand the Sales and Marketing Organization

•	Protect and Grow the Company’s 2-D OEM business

•	Maintain a Technical Leadership Position

•	Build a Defensible Intellectual Property Portfolio

•	Acquire or License Complementary Technologies or Products

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

Revenue Recognition. The Company's revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonable assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of the Company's sales through September 30, 2005, have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by the Company. The Company provides a reserve allowance for estimated returns. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

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

RESULTS OF OPERATIONS

Three and Nine-Month Period Ended September 30, 2005 Compared to the Three and Nine-Month Period Ended September 30, 2004

Revenues. For the three months ended September 30, 2005, we had product sales $1,117,806 compared to product sales of $1,094,096 for the three months ended September 30, 2004.  This represents an increase of $23,710 or 2%. Sales to individual customers exceeding 10% or more of revenues in the three months ended September 30, 2005 were to three customers who accounted for 25%, 13% and 11% of revenues, respectively. For the nine months ended September 30, 2005 we had product sales of $3,076,622 compared to product sales of $2,125,058 for the nine months ended September 30, 2004, representing an increase of $951,564 or 85%. Sales to individual customers exceeding 10% or more of revenues in the nine months ended September 30, 2005 were to three customers who accounted for 20%, 19%, and 16% of revenues, respectively.

Gross Profit. We had gross profit of $319,870 or 28.6% of total revenues for the three months ended September 30, 2005 and gross profit of $333,748 or 30.5% of total revenues for the three months ended September 30, 2004, representing a decrease of $13,878. The decrease in gross profit during 2005 was due to the increase in royalty expense, in accordance with the Vista Royalty agreement. We expect our gross profit, as a percentage of revenues, to improve as we increase our 3Di System sales. For the nine months ended September 30, 2005 we had gross profit of $853,036 or 27.7% of total revenues compared to $587,275 or 27.6% of total revenues for the nine months ended September 30, 2004.

Sales and Marketing Expenses. Selling and Marketing expenses were $734,915 for the three months ended September 30, 2005 and $204,765 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005 Selling and Marketing expenses were $1,903,956 compared to expenses of $378,666 for the nine month period ended September 30, 2004. The increase in operating expenses was due to the increased efforts to develop market awareness and to build our sales organization for our 3Di products. We expect that our Selling and Marketing expenses will continue to increase as we establish our 3Di Systems business. We had no Selling and Marketing expenses until after the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

Research and Development Expenses. Research and Development expenses were $242,421 for the three months ended September 30, 2005 and $152,378 for the three months ended September 30, 2004. Research and Development expenses for the nine months ended September 30, 2005 were $669,701 compared to $288,706 for the nine months ended September 30, 2004. The increase is due to the continued development of our 3Di product line. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products. We had no Research and Development expenses until after the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

General and Administrative Expenses.  We had General and Administrative expenses of $418,928 for the three months ended September 30, 2005 and $414,026 for the three months ended September 30, 2004. General and Administrative expenses were $1,248,172 for the nine months ended September 30, 2005 compared to $826,436 for the nine months ended September 30, 2004. We expect that our General and Administrative expenses will increase from their current levels as we hire additional personnel and prepare for SOX 404 compliance. We had limited General and Administrative expenses prior to the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

Net Income (Loss). We had a net loss of $2,080,043 for the three months ended September 30, 2005 and a net loss of $438,377 for the three months ended September 30, 2004, representing an increase of $1,641,666. For the nine months ended September 30, 2005 we had a net loss of $4,820,374 compared to a net loss of $908,240 for the nine months ended September 30, 2004. The increase in net loss for 2005, was due to the increase in operating expenses due to 9 months of operations. We incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $1,678,623 in non-cash interest expense related to the amortization of the debt discount on the Convertible Notes for the nine months ended September 30, 2005. Our net loss for the three months ended September 30, 2005 was the result of us having revenues of $1,117,806, costs of sales of $797,936, operating expenses $1,396,264 and interest expense of $1,003,649.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through September 30, 2005, we have raised net proceeds of $900,000 through the sale of common and preferred stock in private placements, and $4,300,000 through the issuance of convertible promissory notes. As of September 30, 2005, we had cash, cash equivalents and short-term investments of $161,263 compared to $139,393 as of December 31, 2004.

In the three months ended September 30, 2005, we raised $1,000,000 through the issuance of convertible notes (the “Notes”) and expect to receive up to $1,500,000 more through the sale of the Notes. The Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The Notes may be converted, at the option of the Investors, into shares of our common stock. The conversion price and terms are dependent upon the terms of a proposed private or public offering of our securities that we anticipate will commence during the current quarter. We anticipate the conversion price will be approximately 20% less than the offering price per share in such anticipated public or private offering. In connection with the issuance of the Notes, we also issued warrants to purchase common stock at a price of $0.60 per share or other price subject to adjustment upon certain conditions pursuant to the terms of the transaction.

During the three months ended March 31, 2005, we raised $2,750,000 through the issuance of convertible notes (the “First Quarter Notes”). The First Quarter Notes mature 12 months from the date of issuance, accrue interest at 10% per annum, and are secured by all of our assets. The First Quarter Notes also may be converted, at the option of the Investors, into shares of our common stock at a conversion price of $0.20 per share. The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement. We may require conversion of the First Quarter Notes if we raise $3 million in public or private equity offerings, at a price equal to or greater than $0.30 per share of common stock, within 3 months of the date of issuance of the First Quarter Notes. In connection with the issuance of the First Quarter Notes, we also issued warrants to purchase common stock at a price of $0.40 per share (subject to adjustment upon certain conditions pursuant to the terms of the Security Purchase Agreement). The warrants are exercisable for a period of 42 months from the date of issuance.

Net cash used in operating activities was $3,836,081 and $553,825 during the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase in net cash used in operating activities during 2005 compared to 2004 was attributable to the significant increase in net loss resulting from the development of our EndoSite 3Di product line, the increase in our sales and marketing organization, and the payment of accounts payable and accrued liabilities.

Net cash used in investing activities was $358,520 and $282,291 during the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase in cash used in investing activities in 2005 was attributable to increased purchases of equipment needed for demonstration equipment of our new 3Di product line.

Cash flow provided by financing activities was $4,216,471 and $895,968 during the nine months ended September 30, 2005 and September 30, 2004, respectively. The cash flows from financing activities in 2005 were attributable to proceeds from a private placement of secured convertible notes in the amount of $3,750,000, proceeds received from short-term bank borrowings of $366,471, and proceeds from related party notes payable of $100,000.

We incurred operating losses in 2005 and 2004, and at September 30, 2005, had an accumulated deficit of approximately $7,135,795. At September 30, 2005, we had cash of $161,263.

In January 2005, we received a $200,000 line of credit from Silicon Valley Bank. In February and March 2005, we received $2,750,000 from the issuance of convertible notes payable. In addition, we have amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2006 and is subject to annual renewals. Our monthly overhead currently ranges from $350,000 to $400,000. We anticipate that we will spend approximately $500,000 in research and development efforts during the second half of 2005 and $260,000 on capital transactions. In order to continue our operations, development of our products, and implementation of our business plan, we will need to raise additional capital through equity or debt transactions.  During the last quarter our management has spent considerable time and effort in discussing capital raising alternatives with investment bankers, institutional investors and others. We are currently attempting to complete a bridge loan transaction which would provide us with working capital while we pursuea $10 million private placement with the assistance of an investment bank..  We anticipate that we need to raise a minimum of $4,000,000 during the next twelve months in order to continue our business operations on current levels. Additionally, we are continuing our efforts to increase revenues by obtaining new customers and to minimize our operating costs. There can be no assurance that we will be successful in obtaining financing or in our efforts to increase revenues and decrease operating costs. If we are unable to obtain additional financing, we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Item 2. Unregistered Sales of Equity Securities. None

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan is secured by the assets of the Company. The loan is also secured by a $200,000 certificate of deposit owned by Donald Tucker. In April 2005 this Loan and Security Agreement with Silicon Valley Bank was reduced to $100,000. This Loan and Security Agreement expires on December 3, 2005.

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

Dated: November 14, 2005	VIKING SYSTEMS, INC.

By /s/ Thomas B. Marsh
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer