Form 10QSB/A
period 2005-03-31
VIKING SYSTEMS INC
filed 2005-11-18
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Common Stock outstanding at November 11, 2005, 34,639,050 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 1 to Viking Systems, Inc.’s (“Viking Systems” or the “Company”) Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005 includes unaudited restated financial statements at March 31, 2005 and for the three months then ended. The restatement affects the Company’s balance sheet at March 31, 2005, and its statements of operations, and cash flows for the three months ended March 31, 2005.

This Form 10-QSB/A amends and restates Items 1, 2 and 3 of Part I and Item 6 of Part II of the original Form 10-QSB, and no other information included in the original Form 10-QSB is amended hereby.

See Note 2 in the Notes to Financial Statements for an explanation of the restatement.

The Audit Committee of the Company’s Board of Directors has reviewed the matter with management and with the Company’s independent registered public accounting firm .

FORM 10-QSB/A

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Unaudited Balance Sheet
March 31, 2005
Assets	(Restated)

Current assets:
Cash and cash equivalents	$1,013,252
Accounts receivable, net	465,765
Inventories	715,093
Prepaids and other current assets	116,323

Total current assets	2,310,433

Property and equipment, net	274,316

$2,584,749

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$291,679
Accrued expenses	464,040
Deferred revenue	126,500
Short-term bank borrowings	362,039
Convertible notes payable net of debt discount of $2,683,468	66,532

Total current liabilities	1,310,790

Commitment and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized; 31,900,300 shares issued and outstanding	31,900
Additional paid-in capital	4,547,589
Accumulated deficit	(3,305,530)

Total stockholders' equity	1,273,959

$2,584,749
See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statement of Operations

	Three Months Ended
	March 31,
	2005 (Restated)	2004

Sales, net	876,403	$-
Cost of sales	619,225	-

Gross profit	257,178	-

Operating expenses:
General and administrative	491,767	111,676
Selling and marketing	473,816	-
Research and development	191,376	-

Total operating expenses	1,156,959	111,676

Operating loss	(899,781)	(111,676)

Other income (expense):
Interest expense	(90,329)	-

Net loss	$(990,110)	$(111,676)

Net loss per common
share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares - basic	30,737,000	6,295,000

Weighted average shares - diluted	30,737,000	6,295,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statement of Cash Flows
Three Months Ended March 31,

	2005 (Restated)	2004

Cash flows from operating activities:
Net loss	$(990,110)	$(111,676)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	44,777	569
Amortization of debt discount	66,532	-
Change in operating assets and liabilities:
Accounts receivable, net	(187,998)	-
Inventories, net	(48,005)	-
Prepaids and other current assets	29,219	-
Accounts payable	(1,249,275)	44,389
Accrued expenses	129,551	-
Deferred revenue	(32,650)	-

Net cash used in operating activities	(2,237,959)	(66,718)

Cash flows from investing activities:
Purchase of property and equipment	(41,006)	(6,832)

Cash flows from financing activities:
Net change in short-term bank borrowings	302,824	-
Proceeds from issuance of preferred stock	-	400,000
Proceeds from convertible debt	2,750,000	-
Proceeds from related-party note payable	100,000	-

Net cash provided by financing activities	3,152,824	400,000

Net increase in cash and cash equivalents	873,859	326,450

Cash and cash equivalents at beginning of period	139,393	35,525

Cash and cash equivalents at end of period	$1,013,252	$361,975

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,797	$-

Income taxes	$-	$-

See accompanying notes to financial statements

During the three months ended March 31, 2005 the Company:

•
Allocated $825,000 of the proceeds from convertible notes payable to the value of the warrants issued and the remaining amount the proceeds of $1,925,000 to the value of the beneficial conversion feature, recording the total amount of proceeds of $2,750,000 as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

See accompanying notes to financial statements

VIKING SYSTEMS
Notes to  Unaudited Financial Statements
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

2. Restated Financial Statements

The Company restated its balance sheet as of March 31, 2005 and its statements of operations and cash flows for the three months then ended. This restatement related to the beneficial conversion feature recorded in connection with the issuance of convertible notes (see Note 6). The Company originally incorrectly accounted for the beneficial conversion feature in accordance with EITF 98-5, which required the interest expense resulting from the beneficial conversion feature to be recognized at inception since the convertible notes were immediately convertible. EITF 00-27 modified the accounting treatment for beneficial conversion features. In accordance with EITF 00-27, beneficial conversion features are recorded as a debt discount and amortized into interest expense over the life of the note. Accordingly, the Company has restated the financial statements to record the beneficial conversion feature as a debt discount and record the applicable interest expense resulting from the beneficial conversion feature over the life of the notes (12 months) rather than at issuance of the notes.

The following table reflects the effects of this restatement on net loss and related loss per share.

	As Reported	As Restated

Net loss	$(2,848,578)	$(990,110)

Loss per share	$(.09)	$(.03)

3. Stock-Based Compensation

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

	Three Months Ended March 31,
	2005 (restated)	2004
Net loss, as reported	$(990,110)	$(111,676)
Deduct: Total stock—based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,898)	(6,021)
Pro forma net loss	$(1,006,008)	$(117,697)
Earnings per share -
Basic and Diluted - as Reported	$(0.03)	$(0.02)
Basic and Diluted - pro forma	$(0.03)	$(0.02)

3. Stock-Based Compensation - Continued

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2005	2004
Expected dividend yield	$-	$-
Expected stock price volatility	36.11%	33.85%
Risk-free interest rate	4.17%	2.0%
Expected life of options	10 years	4 years

The weighted average fair value of options granted during the three months ended March 31, 2005 is $.17. There were no options issued during the three months ended March 31, 2004.

4. Going Concern

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

4. Going Concern - Continued

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

5. Loss Per Share

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

6. Convertible Notes Payable - Continued

$500,000 of the $2,750,000 convertible notes were issued to a significant shareholder. $750,000 of the $2,750,000 convertible notes were issued to a company that appointed a member of our board of directors.

The $2,750,000 proceeds from the convertible notes payable were allocated between the convertible debt and the warrants based on the effective interest method with $825,000 being allocated to the warrants as a debt discount and the remainder of $1,925,000 being allocated to the convertible notes.

The conversion price of $0.20 was less than the fair market value of the stock of $0.40 on the date the convertible notes were issued, creating a beneficial conversion feature. Since the beneficial conversion feature was greater than the $1,925,000 allocated fair value of the convertible notes, the entire allocated amount of the convertible notes payable was recorded as beneficial conversion feature. Therefore the amount of $2,750,000 was initially recorded as a debt discount to be amortized over the life of the notes (12 months), resulting in an effective interest rate of 110%. Using the effective interest method, $66,532 of the debt discount was amortized and recorded as interest expense in March 2005 and the balance will be amortized as interest expense over the remaining life of the notes.

7. Conversion of Related Party Notes Payable

In March 2005, a significant stockholder converted notes payable of $500,000 and related accrued interest of $16,659, into 1,291,650 shares of the Company’s common stock at $0.40 per share.

8. Interest Expense

As Noted in note 6, the Company recorded interest expense of $66,532 during the quarter ended March 31, 2005 as a result of the amortization of the debt discount recorded in connection with the convertible notes payable.

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

Research and Development Expenses. Research and Development expenses were $191,376 for the quarter ended March 31, 2005 and $0 for the quarter ended March 31, 2004. The increase is due to the acquisition of the Visualization business during the second quarter of 2004. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products.

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

Net Income (Loss). We had a net loss of $990,110 for the quarter ended March 31, 2005 and a net loss of $111,676 for the quarter ended March 31, 2004, representing an increase of $878,434. The increase in net loss for the first quarter was due the acquisition of the visualization business during the second quarter of 2004. We also incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $66,532 in non-cash interest expense and $115,000 in legal fees related to the Convertible Notes. Our net loss for the quarter ended March 31, 2005 was the result of us having revenues of $876,403, costs of sales of $619,225, operating expenses $1,156,959 and interest expense of $90,329.

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

We incurred operating losses in 2005 and 2004, and at March 31, 2005, had an accumulated deficit of approximately $3,305,530. At March 31, 2005, we had cash of $1,013,252.

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

The deficiency in our internal control related to accounting for the debt discount resulting from the warrants issued in connection with the convertible notes and the related beneficial conversion feature. The adjustment to record the debt discount and beneficial conversion feature was detected and has been appropriately recorded and disclosed in this Form 10-QSB/A. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency.

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

(2) On March 22, 2005, this loan was converted into another debt instrument. On that date Viking entered into a Securities Purchase Agreement and related agreements (the "Transaction Documents"), among (i) Viking, (ii) St. Cloud Capital Partners, L.P., a Delaware limited partnership ("St. Cloud"), as "Lead Lender" and "Collateral Agent" and (iii) St. Cloud, Donald Tucker, Brian Miller, and any other person signing the signature page of the Securities Purchase Agreement as an Investor or that becomes an Investor after March 22, 2005, (collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, Viking has sold and will sell promissory notes ("Notes") to Investors in the maximum aggregate amount of $2,750,000. One of such Investors was Donald F. Tucker who converted his February 5, 2005 loan into a $500,000 loan sold pursuant to the Securities Purchase Agreement. The material terms of the Securities Purchase Agreement and other Transaction Documents are set forth in the Management’s Discussion and Analysis Section of this our annual report filed on Form 10-KSB for year ended December 31, 2004..

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

Dated: November 16, 2005	VIKING SYSTEMS, INC.

By /s/ Thomas B. Marsh
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer