Form 10QSB/A
period 2005-06-30
VIKING SYSTEMS INC
filed 2005-11-21
CIK 1065754

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

Explanatory Note

This Amendment No. 1 to Viking Systems, Inc.’s (“Viking Systems” or the “Company”) Quarterly Report on Form 10-QSB/A for the three and six month periods ended June 30, 2005 includes unaudited restated financial statements as of June 30, 2005 and for the three and six months then ended. The restatement affects the Company’s balance sheet at June 30, 2005, and its statements of operations, for the three and six months ended June 30, 2005 and the statement of cash flows for the six months ended June 30, 2005.

This Form 10-QSB/A amends and restates Items 1, 2 and 3 Part I and Item 6 of Part II of the original Form 10-QSB, and no other information included in the original Form 10-QSB is amended hereby.

See Note 2 in the Notes to Financial Statements for an explanation of the restatement.

The Audit Committee of the Company’s Board of Directors has reviewed the matter with management and with the Company’s independent registered public accounting firm.

FORM 10-QSB/A

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Unaudited Balance Sheet
June 30, 2005
Assets	(Restated)

Current assets:
Cash and cash equivalents	$100,144
Accounts receivable, net	351,341
Inventories	522,705
Prepaids and other current assets	73,128

Total current assets	1,047,318

Property and equipment, net	443,810

$1,491,128

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$586,877
Accrued expenses	452,980
Short-term bank borrowings	166,000
Convertible notes payable net of debt discount of $1,995,967	754,033

Total current liabilities	1,959,890

Commitment and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized; 31,919,050 shares issued and outstanding	31,919
Additional paid-in capital	4,555,071
Accumulated deficit	(5,055,752)

Total stockholders' deficit	(468,762)

$1,491,128

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005 (Restated)	2004	2005 (Restated)	2004

Sales, net	$1,082,413	$1,030,962	$1,958,816	$1,030,962
Cost of sales	806,425	777,435	1,425,650	777,435

Gross profit	275,988	253,527	533,166	253,527

Operating expenses:
General and administrative	337,476	300,734	829,242	412,410
Selling and marketing	695,225	173,901	1,169,043	173,901
Research and development	235,904	136,328	427,280	136,328

Total operating expenses	1,268,605	610,963	2,425,565	722,639

Operating loss	(992,617)	(357,436)	(1,892,399)	(469,112)

Other income (expense):
Interest expense	(757,602)	(751)	(847,932)	(751)

Total other income (expense)	(757,602)	(751)	(847,932)	(751)

Net loss	$(1,750,219)	$(358,187)	$(2,740,331)	$(469,863)

Net loss per common
share - basic and diluted	$(0.06)	$(0.04)	$(0.09)	$(0.05)

Weighted average shares - basic	31,911,000	8,874,000	31,331,000	8,874,000

Weighted average shares - diluted	31,911,000	8,874,000	31,331,000	8,874,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Cash Flows
Six Months Ended June 30,

	2005 (Restated)	2004
Cash flows from operating activities:
Net loss	$(2,740,331)	$(469,863)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	108,255	3,627
Common Stock issued for services	7,500	-
Amortization of debt discount	754,033	-
Change in operating assets and liabilities:
Accounts receivable, net	(73,574)	(156,493)
Inventories, net	144,383	(10,164)
Prepaids and other current assets	72,414	(75,366)
Accounts payable	(954,077)	308,991
Accrued expenses	118,491	64,008
Deferred revenue	(159,150)	(5,250)

Net cash used in operating activities	(2,722,056)	(340,510)

Cash flows from investing activities:
Purchase of property and equipment	(273,978)	(15,127)
Net cash paid in acquisition	-	(158,718)

Net cash used in investing activities	(273,978)	(173,845)

Cash flows from financing activities:
Net change in short-term bank borrowings	106,785	-
Proceeds from issuance of preferred stock	-	400,000
Payments on capital lease obligations	-	(2,086)
Proceeds from convertible debt	2,750,000	-
Proceeds from related-party note payable	100,000	100,548

Net cash provided by financing activities	2,956,785	498,462

Net decrease in cash and cash equivalents	(39,249)	(15,893)

Cash and cash equivalents at beginning of period	139,393	35,525

Cash and cash equivalents at end of period	$100,144	$19,632

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,797	$-

Income taxes	$-	$-

See accompanying notes to financial statements

During the six months ended June 30, 2005, the Company:

•
Allocated $825,000 of the proceeds from convertible notes payable to the value of the warrants issued and the remaining amount of the proceeds of $1,925,000 to the value of the beneficial conversion feature, recording the total amount of proceeds of $2,750,000 as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

During the six months ended June 30, 2004, the Company acquired certain assets of the visualization technologies business of Vista Medical Technologies, Inc. in exchange for cash, stock and the assumption of certain liabilities. Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

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

2. Restated Financial Statements

The Company restated its balance sheet as of June 30, 2005 and its statements of operations for the three and six months ended June 30, 2005, and its statement of cash flows for the six months ended June 30, 2005. This restatement related to the beneficial conversion feature recorded in connection with the issuance of convertible notes (see Note 6). The Company originally accounted for the beneficial conversion feature in accordance with EITF 98-5, which required the interest expense resulting from the beneficial conversion feature to be recognized at inception since the convertible notes were immediately convertible. EITF 00-27 revised the accounting treatment for beneficial conversion features. In accordance with EITF 00-27, beneficial conversion features are recorded as a debt discount and amortized into interest expense over the life of the note. Accordingly, the Company has restated the financial statements to record the beneficial conversion feature as a debt discount and record the applicable interest expense resulting from the beneficial conversion feature over the life of the notes (12 months) rather than at issuance of the notes.

The following table reflects the effects of this restatement on net loss and related loss per share.

	As Reported Three Months Ended June 30, 2005	As Restated Three Months Ended June 03, 2005	As Reported Six Months Ended June 30, 2005	As Restated Six Months Ended June 30, 2005

Net loss	$(1,268,970)	$(1,750,219)	$(4,117,548)	$(2,740,331)

Loss per share	$(.04)	$(.06)	$(.13)	$(.09)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005 (Restated)	2004	2005 (Restated)	2004

Net loss, as reported	$(1,750,219)	$(358,187)	$(2,740,331)	$(469,863)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,749)	(807)	(33,499)	(807)

Pro forma net loss	$(1,766,968)	$(358,994)	$(2,773,830)	$(470,670)

Earnings per share-

Basic and diluted - as Reported	$(0.06)	$(0.04)	$(0.09)	$(0.05)

Basic and diluted - pro forma	$(0.06)	$(0.04)	$(0.09)	$(0.05)

The weighted average fair value of options granted during the six months ended June 30, 2005 is $0.36, and $0.35 during the six months ended June 30, 2004. The weighted average fair value and the pro forma expense noted above were calculated using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004

Expected dividend yield	$-	$-
Expected stock price volatility	34.68%	33.85%
Risk-free interest rate	4.17%	2.0%
Expected life of options	10 years	4 years

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

The conversion price of $0.20 was less than the fair market value of the stock of $0.40 on the date the convertible notes were issued, creating a beneficial conversion feature. Since the beneficial conversion feature was greater than the $1,925,000 allocated fair value of the convertible notes, the entire allocated amount of the convertible notes payable was recorded as beneficial conversion feature. Therefore, the entire amount of $2,750,000 was initially recorded as a debt discount to be amortized over the life of the notes (12 months), resulting in an effective interest rate of 110%. Using the effective interest method, $687,501 and $754,033 was amortized and recorded as interest expense during the three and six months ended June 30, 2005, respectively. The remaining debt discount will continue to be amortized over the remaining life of the notes.

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

On August 12, 2005, the holder of a $500,000 convertible promissory note issued by Viking, converted such note into 2,500,000 shares of Viking’s common stock.

10. Interest Expense

As noted in Note 6, during the six months ended June 30, 2005, the company recorded interest expense of $754,033 as a result of the beneficial conversion feature of the convertible notes payable.

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

Sales and Marketing Expenses. Sales and Marketing expenses were $695,225 for the three months ended June 30, 2005 and $173,901 for the three months ended June 30, 2004. For the six month period ended June 30, 2005 Sales and Marketing expenses were $1,169,041 compared to expenses of $173,901 for the six month period ended June 30, 2004. The increase in operating expenses was due to the increased efforts to develop market awareness for our 3Di products. We expect that our sales and marketing expenses will remain at this level as we establish our 3Di Systems business. We had no Sales and Marketing expenses until after the acquisition from Vista Medical Technologies, Inc. on April 15, 2004.

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

General and Administrative Expenses.  We had General and Administrative expenses of $337,477 for the three months ended June 30, 2005 and $300,734 for the three months ended June 30, 2004. General and Administrative expenses were $829,244 for the six months ended June 30, 2005 compared to $412,410 for the six months ended June 30, 2004. The increase in general and administrative expense in 2005 was due to the increased Royalty expense, in accordance with our Royalty agreement with Vista Medical Technologies, Inc. Our general and administrative expenses for the three months ended June 30, 2005 consisted primarily of the following:

•	$104,586 in payroll and fringe benefits,

•	$32,940 in legal expenses,

•	$17,780 in audit expenses,

•	$44,666 in consulting expenses,

•	$70,731 in royalty and license fees,

•	$47,491 in insurance expenses,

Net Income (Loss). We had a net loss of $1,750,219 for the three months ended June 30, 2005 and a net loss of $358,187 for the three months ended June 30, 2004, representing an increase of $1,392,032. For the six months ended June 30, 2005 we had a net loss of $2,740,331 compared to a net loss of $469,863 for the six months ended June 30, 2004. The increase in net loss for 2005, was due to the increase in operating expenses due to a full year of operations. We incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $754,033 in non-cash interest expense related to the Convertible Notes for the six months ended June 30, 2005. Our net loss for the three months ended June 30, 2005 was the result of us having revenues of $1,082,413, costs of sales of $806,425, operating expenses $1,228,605 and interest expense of $757,602.

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

We incurred operating losses in 2005 and 2004, and at June 30, 2005, had an accumulated deficit of approximately $5,055,752. At June 30, 2005, we had cash of $100,144.

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

Dated: November 18, 2005	VIKING SYSTEMS, INC.

By /s/ Thomas B. Marsh
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer