Form 10KSB
period 2005-12-31
VIKING SYSTEMS INC
filed 2006-04-17
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Name of Small Business Issuer as specified in its charter)

Nevada	86-0913802
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

4350 La Jolla Village Dr, Suite 900
San Diego, CA 92122
(Address of principal executive offices)

Issuer’s telephone number, including area code: (858) 431-4010

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
$.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ ; (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

The Issuer’s revenues for the fiscal year ended December 31, 2005 were $ 3,835,451

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐_ No ☒

As of March 29, 2006, there were 35,476,050 shares of the Issuer’s common stock issued and outstanding of which 2,244,650 were held by non-affiliates. As of March 29, 2006, there was no active market for the Issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Viking Systems, Inc. (“Viking” or the “Company”) designs, manufactures and markets FDA cleared high performance laparoscopic vision systems. Viking’s primary product is the EndoSite 3Di Digital Vision System (the “EndoSite 3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with an initial focus on applications in urology, bariatrics and laparoscopic gynecology. Viking Systems also manufactures advanced two dimensional (“2-D”) digital cameras that are sold through strategic partner and Original Equipment Manufacture (“OEM”) programs.

Viking Systems’ technology and know-how center on its core technical competencies in optics, digital imaging, sensors, surgical robotics and image management. Viking Systems’ focus is to deliver advanced integrated information, visualization and control solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

Viking’s proprietary solutions for surgery are based on three principles:

•	That 3-D vision, providing natural depth perception and a clear view of a patient’s anatomy, is superior in facilitating the performance of complex surgical tasks;

•	That a Head Mounted Display, or HMD is a more ergonomic display solution for surgeons and interventional physicians than conventional video monitors; and

•
That integrating additional information in a voice controlled, picture-in-picture format into the surgeon’s view, in conjunction with the anatomical view, can facilitate decision making during surgery.

As of December 31, 2005, Viking Systems had an installed base of more than 73 3-D vision systems worldwide and more than 3,500 2-D digital cameras with OEM partners, including Boston Scientific Corporation (“Boston Scientific”, NYSE: BSX) and Medtronic, Inc. (“Medtronic”, NYSE: MDT). Products range in price from $160,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components. Viking currently projects to increase its annual EndoSite 3Di System placements from 13 and nine in 2004 and 2005, respectively, to approximately 330 per year in 2008, at the same time expanding its sales of 2-D digital cameras at a compound annual growth rate (“CAGR”) of 20%.

HISTORY

Viking was incorporated in Nevada on May 28, 1998. In November 2003, after a change in control, Viking changed its strategic direction with plans to engage in the medical products industry. In April 2004, we acquired a proprietary 3-D surgical visualization business and digital platform (the “Visualization Assets”) for surgical information delivery (Infomatix™) from Vista Medical Technologies, Inc. (“Vista”). Additionally, we entered into a license agreement with Vista (the “License Agreement”) with respect to certain intellectual property and product rights. Pursuant to the License Agreement, we agreed to pay Vista royalties for five years based on our product sales. The terms of the License Agreement provide for minimum royalty payments of $150,000 in year one, $300,000 in each of years two, three and four and $375,000 in year five. The royalties payable are capped at $4,500,000. Under the License Agreement, Vista retains ownership of all intellectual property and product rights licensed to Viking until the royalty obligations have been satisfied, at which time ownership of such intellectual property and product rights will be assigned to Viking.

Since the acquisition of the assets from Vista, we have taken the following actions as part of our plans to commercialize the technology:

•	Completed the development of the EndoSite 3Di System, which was launched at the American College of Surgeons Congress in October 2004; \

•	Rebranded the visualization technology product developed from the Visualization Assets in the Viking product image;

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

PRODUCT AND TECHNOLOGY OVERVIEW

Viking’s two primary product lines are the EndoSite 3Di Systems for hospitals and a line of advanced 2-D digital cameras and components for OEM customers. Our new generation of advanced vision systems is engineered to become the standard of care for complex minimally invasive surgeries.

EndoSite 3Di Digital Vision System

Successful surgeries and positive patient outcomes are critically dependent on the surgical team having both the correct surgical skills and the correct surgical environment. Viking’s EndoSite 3Di System is designed to deliver three key benefits that aid in creating the environment a surgical team needs for success:

•	Depth Perception - Natural 3-D vision by providing depth perception through advanced stereo optics, high-resolution, 3-D vision;

•
Ergonomics - The EndoSite HMD provides the surgical team with freedom of movement and frees the surgeon from the uncomfortable posture required to constantly view a remotely-positioned monitor; these ergonomic features reduce fatigue and help to optimize surgical performance; and

•
Infomatix™ - Information is delivered through the proprietary Infomatix™ capabilities that enable on-demand presentation of critical information directly to the surgical team’s field of view through voice activated technology.

There are five key technology components that make up the EndoSite 3Di System:

•
Camera - The EndoSite Digital 3Di Camera incorporates dual 3-Chip CCDs into a lightweight and ergonomic camera head featuring two convenient accessory control buttons. The camera utilizes a patented Carl Zeiss, Inc. (“Zeiss”) optical system allowing 360° scope rotation while maintaining proper image orientation which delivers a high resolution image to each eye in the HMD. This results in clear 3-D vision of the most critical anatomical structures. The 3-Chip stereo camera system is made up of two components including a camera control unit and a camera head.

•
Digital Data Portal - The EndoSite Digital is the data hub of the EndoSite 3Di System. With the capability to support up to two video sources (stereo or mono), the EndoSite Digital converts any video signal to digital SVGA and delivers real-time clinical images to the surgical team wearing HMDs. A user-independent voice controlled module on the surgeon’s HMD directs Viking’s Infomatix™ technology, which provides integrated information capabilities, including on-demand presentation of critical images and clinical data to the surgical team’s visual field. This capability is extended to the control of the EndoSite Digital Video Recorder for the capture of both image and video records of the surgery for insurance, training and patient medical records.

•
Head Mounted Display - The EndoSite HMD is a comfortable and lightweight personal monitor which vastly improves operating room ergonomics and stereo visualization. The technological advances of the LCD displays are analogous to 3-Chip camera technology. The three-panel HMD allows true 3-D visualization by employing three individual LCDs for each eye to display red, green and blue, resulting in vast improvements in image contrast and brightness with superior color reproduction.

•
Illumination - Viking’s 300-watt EndoSite Xenon light source provides brilliant light to any minimally invasive procedure providing uncompromising illumination for proper tissue distinction. Additional features include extended-use lamp life of 500 hours, an easy access lamp module and built-in safety features.

•
StereoScopes - EndoSite StereoScopes are unique to the EndoSite 3Di System and to the 3-D minimally invasive surgical imaging industry. EndoSite StereoScopes provide the advantage of a proprietary optical path to transfer optimal image resolution and illumination. Available in 10mm diameter, 0° and 30° angle of view configurations, EndoSite StereoScopes deliver a wide angle, fixed focal length scope to fit a large range of procedures.

2-D Digital Cameras for OEM Customers

Viking is also the strategic visualization supplier of 2-D digital cameras and components for several prominent procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc. (“B. Braun”) and Richard Wolf Medical Instruments Corporation (“Richard Wolf”). As the procedural business of its partners and customers continues to shift to minimally invasive techniques, Viking intends to introduce new products, services and capabilities to respond to this important business segment. Viking is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice for companies operating in this sector.

BUSINESS AND COMPETITIVE ADVANTAGES

FDA-Cleared, Advanced and Affordable 3-D Surgical Visualization Technology.

Viking believes its technology is at the forefront of commercializing advanced 3-D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries rapidly gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons seek tools and techniques that make procedures faster and easier. Viking believes that there are currently no comparable FDA-cleared 3-D visualization systems on the market. Although the robotic technologies provided by companies such as Intuitive Surgical, Inc. (“Intuitive Surgical”, NASDAQ: ISRG) incorporate 3-D vision capabilities into their systems, Viking’s products are not in direct competition with these products. Rather, Viking’s strategy is to offer standalone 3-D vision capability at a base price of $160,000 to $200,000, approximately 80% less than the price of the robotic systems offered by companies such as Intuitive Surgical.

Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

The EndoSite 3Di System provides the surgical team significant clinical and workflow benefits not currently available from 2-D visualization systems. Viking’s solution provides the benefits of natural 3-D vision by providing depth perception cues and sense of spatial relativity. The image is not a computer model or digital rendering, it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the HMD provides a field of view that is more immersive and in alignment with the surgeon’s orientation to his instruments. The ergonomic benefits reduce surgeon fatigue and strain associated with traditional systems that require a physician to constantly view a remotely positioned monitor and compromise his or her posture.

InfomatixTM is also a critical platform of the EndoSite 3Di System, providing the surgical team with additional information to enhance the procedure. Information is available on command through a voice-activated technology that enables viewing of secondary video and existing diagnostic information without leaving the patient. The system also allows access to clinical images from pre-surgical files and secondary video in a picture-in-picture format.

Practical Benefits of the EndoSite 3Di System Expand the Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3-D visualization technology provide us with attractive market opportunities. The EndoSite 3Di System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market or procedures available for use by these systems. Moreover, in addition to Viking’s current primary focus on urology, there are several other procedural specialties that offer significant expansion opportunities for the technology, including bariatric, colorectal surgery, laparoscopic gynecology, general surgery and ear, nose, and throat (“ENT”).

Stable and Growing 2-D Digital Camera OEM Business Provides Predictable and Recurring Revenues.

The OEM business provides the Company with a stable, recurring and profitable source of revenue. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Medtronic and Boston Scientific. We have sold over 3,500 2-D digital cameras to its OEM partners, and in 2004 and 2005 OEM sales accounted for more than $2,100,000 and $2,900,000 in revenue, respectively.

Viking Systems is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice. As the procedural business of its partners and customers continues to shift to minimally invasive techniques, the Company intends to introduce new products, services and capabilities to respond to this important business segment.

MARKET OPPORTUNITY

The primary market for Viking Systems’ products is complex minimally invasive surgery that relies heavily on the use of endoscopic instruments and technologies. Viking believes that the key growth drivers in MIS include the following:

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

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF ENDOSITE 3Di SYSTEM

Although competition exists for aspects of Viking Systems’ visualization product line, we believe that no single company offers a complete and independent 3-D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, Viking Systems is not aware of any other true 3-D HMD that has been cleared for marketing in surgical applications by the FDA.

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

Viking Systems’ solution provides a higher level of technical sophistication than 2-D for MIS procedures, without the high cost and technical complexity of a robotic solution. We estimate the opportunity for its 3-D technology and the gap in the market to be in excess of 1,400 systems per year. Currently, this represents a market opportunity of approximately $250 million.

Viking is positioning its EndoSite 3Di System against other 2-D systems with the added benefits of depth perception, ergonomics and Infomatix™. In hospital accounts that have purchased a completely automated daVinci system, we are able to market the EndoSite 3Di System as a complementary product by positioning it as an innovative and affordable improvement for operating technique and patient care. Because of the limited applications of a daVinci system, adding a Viking system to their suite allows surgeons and their patients the benefits and improved outcomes of 3-D.

LIMITATIONS OF TRADITIONAL 2-D SYSTEMS

Current endoscopic technology visually removes surgeons from the operating field. The surgeon is required to perform complex surgery in 2-D view, with fewer degrees of freedom and large translated motions at the tips of long instruments, while working in an ergonomically disadvantaged position. 3-D vision and depth perception provide the solution to technologically reconnect the surgeon’s vision to the operative field and recapture the depth, movement and tactile abilities lost during 2-D endoscopic procedures.

LIMITATIONS OF THE ROBOTIC SYSTEMS

In addition to the cost of the robot (up to $1,400,000) the cost of the disposable products required for each surgery (approximately $2,500 for many cases), the cost of the service contract (greater than $100,000 per year) and the cost of training of the surgeons (approximately $20,000 per physician trainee), a significant disadvantage of the system is that it leaves the surgeon with no haptic feedback or ability to “feel” the tissue as they operate. The complexity of the system requires a dedicated operating room and trained operating room staff. The high level of complexity and related high costs are questioned by many surgeons and administrators.

MARKET DEVELOPMENT PLAN

Two key elements of the Company’s market development plan involve increasing the size of Viking Systems’ sales and marketing organization in both domestic and international markets and implementing a strategy to develop the targeted market segments for the EndoSite 3Di Systems.

SALES AND MARKETING EXPANSION

Viking Systems is in the process of building a global, scalable sales effort that can drive organic growth and developing a unified premium Viking brand for all of its products. In September 2004, Lonna J. Williams joined the Company as Senior Vice President of Commercial Operations to implement a multi-tiered sales initiative, identify and develop the market and to build relationships with key opinion leaders and major GPOs and payers. In 2005, we established the initial direct sales organization consisting of five domestic regional sales managers and one international sales manager. The domestic direct sales force focuses on selling systems into key regional accounts and academic centers. Viking has begun expanding the direct sales organization that reports to the Vice President of Sales.  The organization plans to grow from 5 Regional Sales Managers to 12 over 2006.  Geographical regions center around key population centers.   The experience profile of the Regional Sales Managers includes sales of innovative products to hospitals and a history of successful capital equipment sales specifically to the operating room.

Internationally, Viking Systems has agreements with distributors in Sweden, Italy, Russia, and German speaking countries, and is currently in negotiations with distributors for other key countries to complete its distribution network in the EU. Viking hired (March 2006) a Vice President of Corporate Accounts and International Sales who brings substantial experience building international distribution and sales.

In addition to those mentioned above, Viking Systems’ Commercial Operations consist of the Product Director, the Manager of Marketing, Communications and Research and the Vice President of Clinical Development. Viking Systems will be recruiting additional marketing, clinical and service personnel to execute the commercial operations plan and implement the market development activities for the EndoSite 3Di System.

PROCEDURAL EXPANSION AND CLINICAL SEGMENTATION FOR 3Di SYSTEM

Viking believes that multiple specialties can benefit from 3-D visualization technology and a hospital can leverage the cost of an EndoSite 3Di System across several specialty areas. Therefore, procedural expansion is a critical initiative to the development of Viking’s brand in the marketplace. Over the long term, Viking will strive to place multiple units in a single facility driven by these multi-specialty applications. In 2006, the clinical and MIS procedural areas of focus include:

•	Urology;

•	Gynecology;

•	Bariatrics;

•	Colorectal Surgery; and

•	Complex General Surgery.

Complementing a sales drive into specific procedural specialties led by clinical market managers, we are implementing an aggressive marketing strategy that includes exposure through trade shows, public relations outreach, clinical studies and publications, validation through a clinical advisory board and targeted direct mail and internet based outreach programs. Viking’s objective over the next four years will be to create premium brand recognition for its visualization and optical products in each targeted market segment and grow its EndoSite 3Di System placements from 13 and 9 in 2004 and 2005, respectively, to over 300 placements in year in 2008.

To date, Viking Systems has experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

•
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3-D depth perception to safely and precisely navigate the anatomy of a patient;

•	Urological surgeons are very influential in purchasing decisions;

•	The EndoSite 3Di System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and

•	Procedures in urology are well defined and Viking believes it can address the visualization requirements for most urological procedures.

Since the urological surgery market is influenced worldwide by several key opinion leaders, Viking Systems believes it can leverage certain of these key opinion leaders in both Europe and the U.S. to advocate the use of EndoSite 3Di Systems. Europe is a particularly important market for Viking Systems since urologic laparoscopic surgical procedures are being readily adopted. Experience has demonstrated that the key opinion leaders in Europe can be very influential in driving the U.S. market for products that are able to demonstrate superior performance.

Additionally, Viking believes that laparoscopic training is facilitated using 3-D vision and, therefore, Viking expects significant interest and adoption relative to its sales and marketing investment in that sector. For example, in a recent study performed at Washington University in St. Louis, Missouri, it was determined statistically that both skilled and unskilled surgeons learned laparoscopic tasks faster using 3-D visualization versus standard 2-D techniques. Viking is also evaluating strategic alliances and collaborations to add to its product offering to further enhance the system’s desirability to the urologist. These include articulating hand-held laparoscopic tools and robotic assist arms.

While the bariatric market remains important to Viking and will be a focus for upgrades and new business, the impact of the Medicare 2005 reimbursement guidelines and a consolidation of surgical sites into Centers of Excellence (driven by ASBS policy makers) has caused us to prioritize resources to the development of the urological, laparoscopic gynecological and other complex minimally invasive surgical procedures..

OEM MARKET DEVELOPMENT

The Company’s OEM business will continue to leverage its long standing customer relationships and focus on adding stable, brand name companies to its customer list. To do this, Viking plans to add an OEM sales manager to coordinate the strategic partner, business development and OEM sales efforts for our 2-D vision products. We believe that our 3-D focus on the premium end of the vision market will ensure that it does not compete with its strategic 2-D partners and OEM accounts.

OPERATIONS

Our product development, production and engineering functions are managed in Westborough, Massachusetts by Jed Kennedy, who oversees a staff of 12 full-time employees, one part-time employee and a part-time consultant. This department provides Viking production capability, product development, quality assurance, regulatory affairs management, OEM sales management and technical sales support. Subject to adequate capital, we plan to increase the size of our engineering and design staff over the next 12 months in order to accelerate the introduction of new products.

PRODUCT DEVELOPMENT

Viking’s product development priorities include support of the clinical expansion process, upgrading and enhancing Viking’s core platform products, developing new products to expand the product line and supporting the development phase of new OEM customer programs. Viking is dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3-D. The following initiatives are most important to our product development roadmap.

Head Mounted Display. Our key design goals for the new HMD are to incorporate a higher resolution, smaller and lighter weight system. In pursuing these initiatives, we will continue to offer the same quality of color fidelity and contrast ratio while continuing to migrate from a transmissive to a reflective display technology to achieve lighter weight and smaller size.

EndoSite II. We are working on the development of the next generation of Infomatix™ which will enable the system to not only display live imagery from video sources but will also include the ability to interface effectively with image guidance, various patient monitoring equipment and allow the surgeon to view prestaged surgical images intraoperatively. This effort will also include expanded digital video and image recording capability and interfaces to hospital administration systems moving to electronic medical records.

New HD Digital Platform. Within the last two years, advances in CMOS video sensors and semiconductors have created the opportunity to significantly advance the level of image quality. Our product development plans include a video architecture that is independent of image sensor and resolution to serve SD, HD and Mega Pixel applications as required. This architecture would be developed with a common feature set that could respond to new market opportunities at minimal cost and schedule. This effort will include a smaller diameter “chip on a stick” stereoscope that will be all digital and take advantage of the Company’s exclusively licensed patents.

PRODUCTION AND ENGINEERING

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixturing, test equipment and hand tools. Viking out sources all fabrication operations. There is currently floor space capacity to build and ship over 200 EndoSite 3Di Systems per year, in addition to planned OEM shipments. Additional skilled labor is readily available in the local market as production volume increases.

Viking utilizes sole source component technology from Matsushita Electric Industrial Co., Ltd. (Panasonic), Toshiba Teli Corporation, Ltd. and Rockwell Collins Kaiser Electro Optics. Viking maintains a good relationship with all three suppliers and it is their policy to notify us well in advance of the end of life of a particular component so that Viking is able to make the necessary last time orders and/or design modifications to support the replacement technology.

All development projects are performed in compliance with FDA guidelines and the Medical Device Directive. Viking’s policies and procedures have been audited and found to be compliant by the regulatory agencies for both the U.S. and Europe. All products have been tested and approved by ETL to IEC60601-2-18 safety standards.

With the planned upgrade of our enterprise planning software and information technology infrastructure, the current systems and facilities will accommodate the growth projected for the next few years. Our Westborough facility is ISO 13485 certified and FDA compliant.

INTELLECTUAL PROPERTY

Viking Systems’ technology base was built through internal research and development and by license. Viking holds exclusive license rights to 20 U.S. patents and five international patents. In addition, we license four U.S. patents and four international patents on a non-exclusive basis. In connection with the acquisition of the Vista Assets, we entered into the License Agreement pursuant to which Viking was granted an exclusive, worldwide right to license technology under 25 patents. Upon expiration of the license term in 2008, ownership of the patents will transfer from Vista to Viking if the minimum royalty payments have been met. We are also engaged in the development of several proprietary technological improvements to its manufacturing process and product suite based on its existing intellectual property assets that we anticipate will strengthen our intellectual property portfolio. In addition, we believe that our proprietary manufacturing process combines several different technologies that offer us a unique competitive advantage.

QUALITY ASSURANCE AND REGULATORY AFFAIRS

All medical devices developed by Viking are regulated by the FDA in the U.S. The nature of the FDA requirements applicable to medical devices depends on their classification by the FDA. Our current products are classified as Class II medical devices. A device classified as a Class II device usually requires, at a minimum, FDA 510(k) clearance. The EndoSite 3Di System was cleared to be marketed in the U.S. via 510(k) number K021290 on June 28, 2002.

Viking’s regulatory function is managed by Jed Kennedy, supported by Christine Nichols, a regulatory affairs professional with over 15 years of experience in the medical device industry. Ms. Nichols also acts as our management representative as required by the Medical Device Directive. Additionally there is one full-time inspector who is responsible for the final inspection of all product shipped as well as incoming material inspections. To comply with quality requirements, Viking relies on its suppliers’ quality systems and ISO registrations as well as historical data to support Viking’s material acceptance.

The following criteria are used to prioritize and guide the decision making process in Viking’s Quality organization:

•	Patient and user safety;

•	Comply with all applicable U.S. and international standards for medical device manufacture;

•	Highest quality product based on the product specification; and

•	On-time delivery.

Viking’s Westborough facility was the subject of a routine surveillance audit by the FDA in February 2003. No adverse findings were noted.

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

Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to “good manufacturing practice” standards.  Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines.  Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness.  Examples of Class III products include, life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices.  Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA clearance prior to marketing and distribution.  The FDA also has the authority to require clinical testing of Class I and Class II devices.  A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.  A pre-market approval application typically takes several years to be approved by the FDA.

Device Approval. Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application.  If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device.  The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence.  The FDA requires a rigorous demonstration of substantial equivalence.

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

Investigational Device Exemption Application. All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA’s investigational device exemption regulations.  If the device presents a “significant risk,” the manufacturer or distributor of the device is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials.  This application must be supported by data, typically the result of animal and bench testing.  If the application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA.  If the device presents a “non-significant risk,” approval by an institutional review board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements.  However, the FDA can disagree with a non-significant risk device finding.

Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, “good manufacturing” requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA.  A new 510(k), pre-market approval or pre-market approval supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device.  When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), pre-market approval or pre-market approval supplement.

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.  Our failure to comply with regulatory requirements would jeopardize our ability to market our products.  The current regulatory environment in Europe for medical devices differs significantly from that in the United States.  Since June 1998, all medical devices sold in the European Union must bear the CE mark.  Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest.  Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.”  After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

Employees

As of the date of this Form 10-KSB, we have 28 full time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

We currently lease and occupy 3,506 square feet of office space in San Diego, California for commercial operations and corporate headquarters. The lease expires in January 2008. Our Manufacturing and Research and Development facility is located in approximately 17,850 square feet located in Westborough, Massachusetts. The lease expires in October 2007. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Viking Systems’ shareholders for a vote during the last quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “VKSY”. During the last two years, there has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2004

First Quarter	$1.50	$.75
Second Quarter	.75	.55
Third Quarter	.90	.40
Fourth Quarter	.95	.75

Fiscal Year Ended December 31, 2005

First Quarter	$.80	$.55
Second Quarter	.70	.38
Third Quarter	.65	.38
Fourth Quarter	.50	.36

Fiscal Year Ended December 31, 2006

First Quarter	$.51	$.30
Through March 15, 2006

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions during 2005. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “securities act”). The shares of common stock issued were as follows:

In May 2005, we issued 18,750 shares of our common stock, at $0.40 per share, to our non-employee directors, as compensation.

In August 2005, we issued 200,000 shares of our common stock to Alliance Advisors, LLC as part of our agreement with this company to be our Investor Relations firm.

In August 2005, we issued 20,000 shares of our common stock to Dermaplus, Inc. as part of our agreement with Alliance Advisors, LLC.

In August 2005, we issued 2,500,000 shares of our common stock, at $.20 per share, to Donald Tucker as he converted a Convertible Secured Note Payable of $500,000.

In March 2005, we issued 1,291,650 shares of our common stock at $.40 per share, to Donald Tucker as he converted a Convertible Secured Note Payable of $500,000 and interest in the amount of $16,660.

Holders

As of April 12, 2006, there were 35,421,050 shares of common stock outstanding and approximately 102 stockholders of record of common stock.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Nevada law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors’ fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Nevada law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Nevada law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Certificate of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Nevada law.

The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited Viking Systems and its stockholders.

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

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-KSB Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain descriptions of Viking System’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

Viking Systems provides high performance 3-D endoscopic vision systems to hospitals for minimally invasive surgery along with high performance 2-D systems and components to OEM customers. We intend to develop a portfolio of targeted medical technologies and services that serve the current and emerging needs of the digital healthcare network. Our focus is to deliver integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in minimally invasive surgery (MIS) and complex surgical procedures.

Liquidity and Capital Resources

Since December 31, 2003, Viking System’s principal sources of liquidity have been funds raised from the sale of our equity securities and the sale of Convertible Notes. At December 31, 2005, we had cash and cash equivalents of $434,503.

In March of 2006, Viking Systems’ issued a $200,000 note payable to a major shareholder and in April 2006 we received $250,000 from the issuance of a short term convertible note payable. These loans were secured for the purpose of bridging our cash position until the completion of a $5,000,000 to $7,000,000 equity financing that will provide sufficient working capital for Viking to execute it’s business plan. There can be no assurances this financing will be completed and without it, Viking may not survive. This financing is also important to secure the conversion or repayment of the current holders of convertible debt. These note holders agreed to extend the deadline of their notes to April 22, 2006. An important provision of the financing is the conversion into common stock or repayment of the convertible notes in the amount of $5,250,000.

Net cash used in operating activities was approximately $5,137,000 and $791,000 in 2005 and 2004, respectively. The increased usage in net cash in operating activities during 2005 compared to 2004 was attributable primarily to an increase of approximately $2,100,000 in selling and marketing expenditures, increased general and administrative expenditures of approximately $200,000, an increase in research and development expenditures of approximately $300,000, and an increase in interest payments of approximately $800,000. Also contributing to the increase in cash used in operating activities during 2005 were decreases in accounts payable and deferred revenue balances, partially offset by net changes in other operating asset and liability account balances.

Net cash used in investing activities was approximately $371,000 and $459,000 in 2005 and 2004, respectively. The 2005 total reflects a $71,000 increase in purchases of property and equipment. This increased investment in property and equipment during 2005 was offset by the 2004 of the net cash paid for the acquisition of the visualization assets from Vista Medical Technologies.

Cash flows provided by financing activities were approximately $5,803,000 and $1,354,000 in 2005 and 2004, respectively. The cash flows from financing activities in 2005 were primarily attributable to net proceeds from a private placement of convertible debt of approximately $5,651,000 and short term bank borrowings of approximately $152,000.

Viking Systems incurred operating losses in 2005 and 2004, and at December 31, 2005 had an accumulated deficit of approximately $9,844,000. At December 31, 2005, we had cash and cash equivalents of approximately $435,000. In January 2005 we obtained a $200,000 line of credit from Silicon Valley Bank, and at December 31, 2005 and March 31, 2006 we had borrowed $200,000 against that line. In addition, we have amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2006 and is subject to annual renewals. During 2005, we received net proceeds of $5,651,000 from the issuance of convertible notes payable. In March 2006 we received $200,000 from the issuance of a note payable to a major shareholder. In April 2006 we received $250,000 from the issuance of a short term convertible note payable. We are currently working to raise between $5,000,000 and $7,000,000 in a preferred stock offering. We believe that these sources of liquidity, together with anticipated 2006 product revenues and interest income, will be sufficient to operate our business. However, increases in expenses or delays in product development may adversely impact our cash position and may require cost reductions. No assurance can be given that we will be successful in our preferred stock offering so that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Viking Systems had product sales from operations of approximately $3,835,000 for the year ended December 31, 2005 and of approximately $2,847,000 for the year ended December 31, 2004, representing an increase of approximately $988,000. The increase in revenues during 2005 was due to increased sales in OEM products and service. The most significant increases were from a full year of product sales, as opposed to a partial year in 2004, from our Vision Systems Group business, which we acquired in April 2004 from Vista. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2005 were to three customers who accounted for 26%, 21% and 19% of revenues, respectively.

Gross margins were approximately $905,000 or 24% for the year ended December 31, 2005 and approximately $853,000 or 30% for the year ended December 31, 2004, representing an increase of approximately $52,000. Although gross margin dollars increased with the increase in sales, margins as a percentage of sales decreased. Direct product costs remained relatively constant but Viking Systems experienced increased costs related to certain material and production variances, rework costs and royalty expense.

We incurred operating expenses of approximately $5,381,000 for the year ended December 31, 2005 and approximately $2,831,000 for the year ended December 31, 2004, representing an increase of approximately $2,550,000. The increase in operating expenses corresponds to the continuing increase in activity following the restart of our operations in 2004.

General and Administrative expenses were approximately $1,528,000 for the year ended December 31, 2005 and approximately $1,382,000 for the year ended December 31, 2004, representing an increase of approximately $146,000. The increase in general and administrative expense in 2005 was due to having a full year of activity in 2005 as opposed to a partial year of increasing activity following the acquisition from Vista in April 2004.

Sales and Marketing expenses were approximately $2,930,000 for the year ended December 31, 2005 and approximately $832,000 for the year ended December 31, 2004, representing an increase of approximately $2,098,000. With operations just beginning in mid-2004, Viking Systems continued to add employees in 2005, resulting in nearly a $1,000,000 increase in sales and marketing salaries, commissions, deferred compensation and payroll related costs. Sales and marketing travel, entertainment and transportation expense was up approximately $300,000, consultant expense increased about $130,000, repairs, maintenance and facility costs were up about $135,000 and depreciation of trade show and demonstration equipment increased over $200,000 in 2005. Sales and marketing recruiting, temporary help, telephone, tradeshows, samples, clinics, direct mail and shipping costs were also up significantly in 2005 when compared to the prior year.

We had Research and Development expenses of approximately $922,000 for the year ended December 31, 2005 and approximately $618,000 for the year ended December 31, 2004, representing an increase of approximately $304,000. Research and development expenses increased as a result of having a full year of activity in 2005 and increased staff working on the new OEM customers as well as continuing development of the EndoSite 3Di Digital Vision System and maintenance and enhancement of our 2D OEM camera products.

We had Interest expenses of approximately $3,053,000 for the year ended December 31, 2005 and approximately $ 7,000 for the year ended December 31, 2004. The increase in 2005 was due primarily to the non cash accounting for the beneficial conversion feature and warrant expense related to the two convertible note financings. This expense is amortized over the term of the notes and totaled approximately $2,773,000 during 2005.

Viking Systems’ incurred net losses of approximately $7,529,000 for the year ended December 31, 2005 and net losses of approximately $1,985,000 for the year ended December 31, 2004, representing an increase of approximately $5,544,000. The increase in net losses during 2005 was due to the change from a partial year of initiating a start up of operations in 2004 after acquiring the Technology Business in April of that year from Vista, to a full year of ramping up and launching Viking sales and marketing efforts, developing and improving our 3Di products line, maintaining the operations of the Technology Division of Vista, and interest expense from the convertible debt..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

At December 31, 2005 Viking Systems was obligated under an operating lease for the Westborough, MA facility, which expires in October 2007, and under an operating lease for office space in La Jolla, CA which expired February 28, 2006. Viking Systems entered into another operating lease effective February 8, 2006 for office space in San Diego, CA, which expires January 31, 2008. On a combined basis under these leases, Viking Systems is committed to make payments totaling approximately $270,000, $247,000 and $9,000 in 2006, 2007 and 2008, respectively.

In connection with the acquisition with Vista Medical Technology, Viking Systems entered into a license agreement for the intellectual property and product rights used in the operation of the business acquired. In exchange for this license grant, Viking Systems will pay Vista royalties of 5% of all original equipment manufacturer (OEM) sales and 10% of all sales of the 3Di EndoSite System for a period of five (5) years beginning in April 2004. The license agreement requires minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking Systems under the license agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the license agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product and product rights to Viking Systems. As of December 31, 2005 and December 31, 2004, Viking Systems had accrued royalties related to this agreement of approximately $75,000 and $39,000, respectively. During 2005 and 2004, Viking Systems paid royalties under this agreement of approximately $225,000 and $78,000, respectively. Viking Systems has also entered into a royalty agreement with a supplier. The royalty agreement requires payments of 4% of sales that use the supplier’s product. As of December 31, 2005, Viking Systems had accrued royalties related to this agreement of approximately $12,090. During 2005, Viking Systems did not pay any royalties under this agreement.

Viking Systems has a License Agreement with Harry McKinley, which originated as of April 15, 2004, whereas Viking has exclusive use of Mr. McKinley’s stereo imaging patents. Under this agreement, which expires on April 15, 2006, Viking Systems pays McKinley $50,000 per year in equal monthly payments. The McKinley patents have been licensed for potential new products and should the license agreement not be renewed, there will be no impact on Viking’s current business.

Viking has an agreement with a bank through which the bank will advance funds to Viking Systems equal to 80% of receivables resulting from sales by Viking Systems up to a maximum of $400,000. Funds advanced accrue interest at prime plus 3.5%. The agreement expires September 14, 2006. Upon collection from the customer, the bank retains the funds advanced against the receivable being paid, plus the related accrued interest, and the remaining amount of the collection is remitted to Viking Systems.

Viking has a Loan and Security Agreement, dated as of February 9, 2005 and renewed on September 13, 2005, with Silicon Valley bank, whereas Viking can borrow up to $200,000 against a Certificate of Deposit owned by Donald Tucker, a significant shareholder. This agreement expires on May 13, 2006.

During the first quarter of 2005, we raised $2,850,000 through the issuance of convertible notes (the “Notes”). During 2005, $600,000 of these Notes, and $400,000 of convertible notes issued during 2004 were converted to Viking Systems’ common stock at a conversion rate of $0.20 per share of common stock, and $500,000 was converted at a conversion rate of $.40 per share of common stock. From August to December 2005, we raised an additional $3,000,000 through the issuance of convertible notes that currently carry substantially identical terms. The general terms of these financings are as follows:

Maturity Date of Notes	Twelve Months from the date of issuance, extended by Agreement to April 21, 2006.

Interest Rate of Notes	Ten percent per annum.

Security	The Notes are secured by all of the assets of Viking.

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

Warrants
As additional consideration for the Investors purchasing the Notes, In the two rounds, Viking has issued the Investors 3,437,500 and 3,750,000 Warrants to purchase shares of Viking common stock at the price of $.40 per share. The exercise price is subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement and other transaction documents. The Warrants are exercisable for a period of 42 months from the date of issuance.

Registration Rights
Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underlie the Warrants.

During March 2006 Viking Systems’ received $200,000 through the issuance of a note payable to a major shareholder.

During the second quarter of 2006, we raised $250,000 through the issuance of a convertible note (the “Note”). The general terms of this financing are as follows:

Maturity Date of Notes	The earlier of May 31, 2006 or the closing of a subsequent equity financing.

Interest Rate of Notes	Ten percent per annum.

Loan Premium	$12,500, due at maturity.

Optional Conversion
At the sole option of Lender the amounts may be converted into either of the following: (i) shares of Viking’s common stock at the lower of $.20 per share or the effective price per share of the common stock provided for in the Subsequent Financing; or (ii) the Preferred Stock and other securities offered in a subsequent financing.

Warrants
Viking Systems shall issue Lender the following Warrants: (i) a Warrant to purchase the greater of (i) 1,250,000 shares of Viking’s Common Stock and (ii) the Principal Amount of the Loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.50 per share, subject to adjustment pursuant to the terms of such Warrant. Such Warrant shall be for a term of five (5) years from the date hereof, and (ii) a Warrant to purchase the greater of (i) 1,250,000 shares of Viking’s Common Stock and (ii) the Principal Amount of the Loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.75 per share, subject to adjustment pursuant to the terms of such Warrant. Such Warrant shall be for a term of five (5) years from the date hereof.

Registration Rights
The common stock of Viking Systems issuable upon the conversion of the Promissory Note and the common stock issuable upon exercise of the Warrants shall have registration rights that are substantially equivalent to the registration rights granted to investors in a subsequent financing.

Additional
Lender acquired a promissory note from Viking Systems in December 2005 pursuant to a Securities Purchase Agreement. Viking has requested, and in the future will request that the holders of the promissory notes sold pursuant to such Securities Purchase Agreement waive certain payment dates, default dates and other provisions in order to provide Viking Systems with sufficient additional time to complete a subsequent financing. In consideration of Viking Systems’ agreements under this Loan Agreement, Lender agrees to execute such waivers and consents relating to the promissory note and Securities Purchase Agreement.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business”

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Viking Systems’ Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have terminated our previous operations and such operations are treated as discontinued operations for financial statement purposes.

We commenced operations in the medical device business during 2004. The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition and stock based compensation. We anticipate that management will base its estimates and judgments on historical experience of the operations we may acquire and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Inventory. Viking Systems reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Income Taxes. In determining the carrying value of Viking Systems’ net deferred tax assets, Viking Systems must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, Viking Systems may record a reduction in the valuation allowance, resulting in an income tax benefit in Viking Systems’ Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Other Long-Lived Asset Valuations. In June 2001, the FASB issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets during the first quarter of fiscal 2004. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

In accordance with SFAS 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2004. The results of this analysis concluded that there was no impairment charge.
Revenue Recognition. Viking Systems’ revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of Viking Systems’ sales through December 31, 2005 have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by Viking Systems. Viking Systems provides a reserve allowance for estimated returns. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

Stock-Based Compensation. Viking Systems accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, Viking Systems records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). Viking Systems records and measures deferred compensation for stock options granted to non-employees, other than members of Viking Systems’ Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During 2005 and 2004, Viking Systems did not grant any stock options to employees or members of Viking Systems’ Board of Directors with exercise prices below the market price on the measurement date. Viking Systems granted stock options to non-employees for services resulting in approximately $159,000 and approximately $4,000 of general and administrative expense during 2005 and 2004, respectively.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If Viking Systems used the fair value based method, Viking Systems would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. Viking Systems is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. Viking Systems is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Viking Systems is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS No. 153 to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, "Accounting for Non-monetary Exchanges", which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The SFAS No. 153 specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of SFAS No. 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Viking Systems will adopted this SFAS No. 153 in fiscal 2005 and its adoption did not have a material impact on the financial position or results of operations.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Viking Systems does not expect that the adoption of SFAS No. 154 will have a material effect on its financial statements or results of operations.

In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140." This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. The Company expects that the adoption of SFAS No.155 will have no material effect on the Company's financial statements or its results of operations.

Interest Rate Risk

We currently have notes payable that accrue interest at a fixed rate. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Inflation

Viking Systems does not believe that inflation will negatively impact its business plans.

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Operating History. We were inactive in 2002 and 2003. We commenced active operations by acquiring assets from Vista in April 2004, and 2005 was our first full year of operation. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

Possibility of Total Loss of Investment. An investment in Viking Systems is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

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

Auditor’s Opinion has a Going Concern Qualification. Our auditor’s report dated March 20, 2006 for the year ended December 31, 2005 includes a going concern qualification which stated that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.

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

Our Profitability is Related to the Level Of Reimbursements for Surgical Procedures Using the Offered Products.  Our profitability will be related to the level of payments for the surgical procedures, in which our products will be involved, either by Medicare or private insurance companies.  We could be adversely affected by changes in payment policies of government or private health care payers, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used.  It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure.  We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm - Peterson & Co LLP	33

Report of Independent Registered Public Accounting Firm - Tanner LC	34

Balance Sheet	35

Statements of Operations	36

Statements of Stockholders’ Deficit	37

Statements of Cash Flows	38 -39

Notes to Financial Statements	40 - 61

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheet of Viking Systems, Inc. (the “Company”) as of December 31, 2005, and the related statement of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2005 and had a working capital deficit at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson & Co., LLP
San Diego, California
March 20, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viking Systems, Inc.

We have audited the accompanying balance sheet of Viking Systems, Inc. as of December 31, 2004, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER LC

Salt Lake City, Utah
January 28, 2005

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2005 and 2004

Assets
	2005	2004
Current assets:
Cash and cash equivalents	$434,503	$139,393
Accounts receivable	248,258	277,767
Inventories	567,176	667,088
Prepaid expenses	48,148	85,785
Other current assets	34,789	59,757
Total current assets	1,332,874	1,229,790

Property and equipment, net	377,632	278,087

	$1,710,506	$1,507,877

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$515,781	$1,540,954
Accrued payroll and related expenses	230,773	210,034
Accrued royalties	84,658	46,251
Other Accrued expenses	112,916	94,864
Deferred revenue	-	159,150
Short-term bank borrowings	211,200	59,215
Related party convertible notes payable, net	766,918	400,000
Convertible notes payable, net	1,502,158	-

Total current liabilities	3,424,404	2,510,468

Commitment and contingencies (note 16)

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
34,526,550 and 30,606,150 issued and outstanding, respectively	34,528	30,607
Additional paid-in capital	8,095,714	1,282,223
Accumulated deficit	(9,844,140)	(2,315,421)

Total stockholders' deficit	(1,713,898)	(1,002,591)

	$1,710,506	$1,507,877

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2005 and 2004

	Twelve Months Ended
	December 31,
	2005	2004

Sales, net	$3,835,451	$2,846,863
Cost of sales	2,930,337	1,993,530

Gross profit	905,114	853,333

Operating expenses:
General and administrative	1,528,411	1,381,948
Selling and marketing	2,929,987	831,731
Research and development	922,281	617,683

Total operating expenses	5,380,679	2,831,362

Operating loss	(4,475,565)	(1,978,029)

Other income (expense):
Interest expense	(3,053,154)	(6,699)

Net loss before income tax	(7,528,719)	(1,984,728)

Income tax expense	-	-

Net loss	$(7,528,719)	$(1,984,728)

Net loss per common
share - basic and diluted	$(0.23)	$(0.22)

Weighted average shares - basic and diluted	32,626,000	9,044,000

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statement of Stockholders’ Deficit
Years Ended December 31, 2005 and 2004

	Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2003	-		-	6,294,650	6,295	338,705	(330,693)	14,307
Issuance of preferred stock to related party for cash	5,000,000		5,000	-	-	395,000	-	400,000
Issuance of common stock for cash	-		-	1,125,000	1,125	448,875	-	450,000
Issuance of common stock to related party for conversion of note payable	-		-	125,000	125	49,875	-	50,000
Issuance of common stock to related party for the conversion of preferred stock	(5,000,000)		(5,000)	20,000,000	20,000	(15,000)	-	-
Issuance of common stock to Board of Directors for services	-		-	7,500	8	2,992	-	3,000
Issuance of common stock in acquisition	-		-	3,054,000	3,054	58,026	-	61,080
Issuance of stock options for services	-		-	-	-	3,750	-	3,750
Net loss	-		-	-	-	-	(1,984,728)	(1,984,728)

Balance December 31, 2004	-		$-	30,606,150	$30,607	$1,282,223	$(2,315,421)	$(1,002,591)

Issuance of common stock to related party for conversion of note payable	-		-	3,791,650	3,792	1,012,868	-	1,016,660
Issuance of common stock to Board of Directors for services	-		-	18,750	19	7,481	-	7,500
Issuance of Warrants from convertible notes	-		-	-	-	1,948,849	-	1,948,849
Beneficial conversion feature from convertible notes	-		-	-	-	3,605,971	-	3,605,971
Issuance of stock options for services	-		-	-	-	158,682	-	158,682
Issuance of stock for services	-		-	110,000	110	79,640	-	79,750
Net loss	-		-	-	-	-	(7,528,719)	(7,528,719)

Balance December 31, 2005	-	$	. -	34,526,550	$34,528	$8,095,714	$(9,844,140)	$(1,713,898)

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(7,528,719)	$(1,984,728)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	271,591	55,240
Common stock and stock options issued for services	245,932	6,750
Interest expense from debt discount amortization	2,772,646	-
Change in operating assets and liabilities:
Accounts receivable, net	29,509	96,260
Inventories, net	99,912	(400,744)
Prepaids and other current assets	62,605	(145,542)
Accounts payable	(1,025,173)	1,172,427
Accrued expenses	93,858	259,194
Deferred revenue	(159,150)	149,900

Net cash used in operating activities	(5,136,989)	(791,243)

Cash flows from investing activities:
Net cash paid in acquisition	-	(158,718)
Purchase of property and equipment	(371,136)	(300,018)
Net cash used in investing activities	(371,136)	(458,736)

Cash flows from financing activities:
Net change in short-term bank borrowings	151,985	59,215
Proceeds from issuance of preferred stock	-	400,000
Payments on long term debt	-	(5,368)
Payments on related party notes	-	(50,000)
Proceeds from issuance of Common Stock	-	450,000
Proceeds from issuance of convertible debt	3,300,000	-
Proceeds from issuance of related-party convertible note payable	2,550,000	500,000
Payments for debt issue costs	(198,750)	-
Net cash provided by financing activities	5,803,235	1,353,847

Net increase in cash and cash equivalents	295,110	103,868

Cash and cash equivalents at beginning of year	139,393	35,525

Cash and cash equivalents at end of year	$434,503	$139,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$284,078	$1,740

Income taxes	$-	$-

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Continued

Supplemental Cash Flow Information:

During the year ended December 31, 2005, Viking Systems:

•
Allocated proceeds from convertible notes payable to and recorded debt discount based on the value of the warrants issued in connection with the notes and to the beneficial conversion feature, in the amounts of $1,948,849 and $3,605,971, respectively.

•	Converted $1,000,000 of convertible notes payable and interest of $16,660 into 3,791,650 shares of common stock

During the year ended December 31, 2004, Viking Systems:

•	Converted 5 million shares of Series A convertible preferred stock into 20 million shares of common stock.

•	Converted $50,000 of convertible notes payable into 125,000 shares of common stock

•
Acquired the assets of the visualization technology business of Vista Medical Systems, Inc. in a purchase transaction (see note 3). The transaction required the payment of $158,718, the assumption of $453,882 of liabilities, and the issuance of 3,054,000 shares of common stock. In connection with this acquisition, Viking Systems recorded the following:

Accounts receivable	$374,027
Inventories	266,344
Property and equipment	33,309
Accounts payable and accrued expenses	(448,514)
Long-term debt	(5,368)
Common stock issued	(61,080)

Net cash paid	$158,718

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies
Organization and Business
Viking Systems, Inc., (“Viking Systems” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking Systems changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking Systems discontinued its operations. During 2004, Viking Systems purchased the assets of the visualization technology business of Vista Medical Systems, Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of medical devices and related technology. Viking Systems has continued to develop, manufacture, and sell the products associated with Vista’s visualization technology business.

Cash and Cash Equivalents Viking Systems considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
Financial instruments which potentially subject Viking Systems to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Viking Systems provides credit terms to its customers. Accordingly, Viking Systems performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

Viking Systems maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Viking Systems has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies Continued

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2005 no allowances for doubtful receivables were considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories
Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the assets, which range from one to four years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies Continued
Revenue Recognition - Continued
Most of Viking Systems’ sales through December 31, 2005 have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided.

The sales of products do not include specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by Viking Systems. Viking Systems provides a reserve allowance for estimated returns. To date, returns have not been significant.

Impairment or Disposal of Long-Lived Assets
Long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2005 and 2004, no impairment of long-lived assets was recorded.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies Continued
Income Taxes
Viking Systems accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The computation of diluted earnings per common share is based on weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the conversion of convertible preferred stock and convertible notes payable and the exercise of stock options and/or warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. 26,250,000 shares issuable upon conversion of the convertible notes payable and 13,028,000 shares issuable upon exercise of stock options and warrants were excluded from the weighted average shares calculation for 2005 because their effect was anti-dilutive. 800,000 shares issuable upon conversion of the convertible notes payable and 2,816,000 shares issuable upon exercise of stock options were excluded from the weighted average shares calculation for 2004 because their effect was antidilutive.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies Continued
Stock-Based Compensation
Viking Systems accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, Viking Systems records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). During 2005 and 2004, Viking Systems did not grant any stock options to employees or members of Viking Systems’ Board of Directors with exercise prices below the market price on the measurement date.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If Viking Systems used the fair value based method, Viking Systems would be required to record compensation expense based on the fair value of the stock option at the date of grant as computed using an option-pricing model, such as the Black-Scholes option pricing model. The calculated fair value would then be amortized over the vesting period of the stock option.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies Continued
Stock-Based Compensation - Continued
The following table illustrates the effect on net loss and net loss per share as if Viking Systems had elected to use the fair value based method to account for its employee stock-based compensation.

	Years Ended December 31,
	2005	2004

Net loss, as reported	$(7,528,719)	$(1,984,728)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(274,060)	(24,116)

Pro forma net loss	$(7,802,779)	$(2,008,844)

Loss per share: Basic and diluted - as reported	$(.23)	$(.22)

Basis and diluted - pro forma	$(.24)	$(.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected dividend yield	$-	$-
Expected stock price volatility	67-75%	24-35%
Risk-free interest rate	4.02-4.65%	4.17%
Expected life of options	10 years	1-10 years

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $.33 and $.15, respectively.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

2. Going Concern
The accompanying financial statements have been prepared under the assumption that Viking Systems will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2005 and 2004, Viking Systems has a substantial working capital deficiency, has recurring net losses, and has incurred net cash outflows from operating activities. These factors raise substantial doubt about Viking Systems’ ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should Viking Systems be unable to continue as a going concern. Viking Systems’ continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Viking Systems plans to obtain financing through the sale of equity securities and the issuance debt. There can be no assurance that such financing will be available on acceptable terms, or at all.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

3. Acquisition
On April 15, 2004, Viking Systems acquired all of the assets of the visualization business segment (the Segment) of Vista Medical Technologies, Inc. (Vista). Pursuant to the terms of the Asset Purchase Agreement, Viking Systems purchased all assets related to the Segment in exchange for a combination of cash, common stock, and assumed liabilities. Specifically, at closing, Viking Systems was required to pay Vista cash of the sum of $158,718, and issue shares of its common stock equal to ten percent (10%) of the fully-diluted common shares of Viking stock (3,054,000 shares). Additionally, at closing, Viking Systems entered into a license agreement for the intellectual property and product rights used in the operation of the Segment. In exchange for this license grant, Viking Systems will pay Vista royalties over the next five (5) years based on sales of the products of the Segment by Viking Systems. The license agreement contains minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking Systems under the License Agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the License Agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product rights to Viking Systems. Lastly, Vista consigned to Viking Systems at closing its current inventory of products and parts. Viking Systems will reimburse Vista the value of that inventory, if and when sold, over the course of the next year. On April 15, 2005 Viking purchased the remaining inventory for $1. The Inventory was obsolete and expensed at that time.

Assets acquired, liabilities assumed, common stock issued, and cash paid in the acquisition is detailed as follows:

Accounts receivable	$374,027
Inventories	266,344
Property and equipment	33,309
Accounts payable and accrued expenses	(448,514)
Long-term debt	(5,368)
Common stock issued	(61,080)

Net cash paid in acquisition	$158,718

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

4. Detail of Certain Balance Sheet Accounts	Details of certain balance sheet accounts as of December 31, 2005 and 2004, are as follows:

	2005	2004

Inventories:
Parts and supplies	$292,277	$228,598
Work-in-progress	150,016	240,091
Finished goods	124,883	198,399

	$567,176	$667,088

Accrued payroll and related expenses:
Accrued wages and salaries	$124,196	$126,278
Accrued vacation	106,577	83,756

	$230,773	$210,034

5. Property and Equipment	Property and equipment consists of the following at December 31:

	2005	2004

Equipment	$647,440	$287,158
Furniture and fixtures	57,023	46,169

	704,463	333,327
Less accumulated depreciation	(326,831)	(55,240)

	$377,632	$278,087

Depreciation expense was $271,591 and $49,214 for the years ended December 31, 2005 and 2004, respectively.

6. Deferred Revenue	As of December 31, 2004, Viking Systems had deferred revenue of $159,150, which consisted of a sale for which product had been delivered and invoiced, but installation had not occurred.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

7. Short-term Bank Borrowings
Viking Systems has an agreement with a bank through which the bank will advance funds to Viking Systems equal to 80% of receivables resulting from sales by Viking Systems up to a maximum of $400,000. Funds advanced accrue interest at prime plus 3.5%. The agreement expires September 14, 2006. Upon collection of the receivable from the customer, the bank is paid the funds advanced and the interest accrued, and the remaining amount of the collection is remitted to Viking Systems. As of December 31, 2005, and 2004, Viking Systems had $11,200 and $59,215, respectively, of advances due to the bank.  These advances are subject to certain affirmative and negative covenants and are secured by substantially all of the Companys assets.

Viking Systems has a Loan and Security Agreement, dated as of February 9, 2005 and renewed on September 13, 2005, with Silicon Valley bank, under which Viking can borrow up to $200,000 against a Certificate of Deposit owned by Donald Tucker. In January 2006 the loan value was increased to $200,000. This agreement expires on May 13, 2006. As of December 31, 2005 Viking Systems had borrowed $200,000.

8. Convertible Notes Payable
During 2005 Viking Systems entered into a securities purchase agreements with 23 investors for the issuance of convertible debentures in the amount of $5,850,000. The notes bear interest at 10% (effective interest rate of 10% on the aggregate amount), mature on March 21, 2006 and are convertible into the Company’s common stock, at the holders’ option, at $.20 per share. Proceeds from the issuance of the convertible notes amounted to $5,651,250, net of original issue discount of $105,000 and debt issues costs of $93,750. These convertible notes are subject to certain affirmative and negative covenants and are secured by substantially all of the Company's assets.

Included in the total convertible notes issued during 2005 are $1,050,000 of notes issued to a significant stockholder, and $1,500,000 of notes issued to a firm in which a member of the Viking Systems board of directors is a partner. During 2005, $400,000 of notes issued during 2004 and $600,000 of notes issued during 2005 to the significant stockholder were converted into a total of 3,791,650 shares of common stock.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

8. Convertible Notes Payable Continued
In connection with the notes, the Company issued 7,187,500 warrants to the investors. The warrants are exercisable until September 21, 2009 at a purchase price of $.40 per share. The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, Viking Systems recorded debt discount and additional paid in capital in the amount of $1,948,849. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, Viking Systems recorded additional debt discount in the amount of $3,605,971 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt.

Through December 31, 2005 the Company recorded a total of $2,772,646 of interest expense resulting from the amortization of warrant, beneficial conversion and original issue discounts. As of December 31, 2005 and 2004 convertible notes payable balances are summarized as follows:

		Convertible
	Convertible	Notes Payable,
	Notes Payable	Related Party

Balance - 12/31/04	$ -	$ 400,000
Notes issued - 2005	3,300,000	2,550,000
Note conversions - 2005	-	(1,000,000)
Unamortized warrant and
beneficial conversion discount	(1,761,430)	(1,120,925)
Unamortized original issue discount	(36,412)	(62,157)

Net balance - 12/31/05	$ 1,502,158	$ 766,918

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

9. Preferred Stock
In March 2004, Viking Systems sold 5,000,000 shares of Series A Preferred Stock to a significant stockholder for $400,000. During 2004, all 5,000,000 shares of Series A Preferred Stock were converted into 20,000,000 shares of common stock.

10. Income Taxes	The components of the 2005 and 2004 provision for federal and state income tax benefit (expense) completed in accordance with statement No. FAS 109 are summarized below:

	2005	2004
Current

Federal	-	-
State	(1,300)	-

Deferred

Federal	-	-
State	-	-
	(1,300)	-

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2005	2004

Expected Income tax benefit at statutory rate	$3,011,000	$740,000
Tax amortization of excess purchase price allocation	-	55,000
Meals and entertainment	(15,000)	(3,000)
Research and development tax credit	-	63,000
Minimum state taxes	(1,300)	-

Other	(27,000)	57,000
Change in valuation allowance	(2,969,000)	(912,000)

	$(1,300)	$-

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

10. Income Taxes Continued
Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,:

	2005	2004

Operating loss carry forwards	$3,774,000	$825,000
Research and development tax credit	45,000	100,000
Basis Difference in Fixed Assets	46,000	-
Accrued liabilities	82,000	53,000
Less valuation allowance	(3,947,000)	(978,000)

	$-	$-

Viking Systems has federal and state net operating losses of approximately $9,436,000 which begins to expire in 2019 for federal purposes and 2014 for state purposes. The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $3,947,000 as of December 21, 2005 since the realization of future taxable income can not be supported. The net change in valuation allowance for 2005 was an increase of $2,969,000.

11. Operating Leases
Viking Systems leases its office space and certain office equipment under non-cancelable operating lease agreements. Future minimum lease payments on these leases as of December 31, 2005, are as follows:

Years Ending December 31,

2006	$270,342
2007	247,244
2008	9,466

$527,052

Rent expense for the years ended December 31, 2005 and 2004 was $192,274 and $169,496, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Related Party Transactions

During the year ended December 31, 2005, Viking Systems:

• Issued 1,291,650 shares of common stock to a significant stockholder upon conversion of related party convertible notes payable of $500,000 and interest of $16,660.
• Issued 2,500,000 shares of common stock to a significant stockholder upon conversion of convertible notes payable of $500,000.
• Had convertible notes payable, at December 31, 2005 to a significant shareholder totaling $450,000 (These notes are presented on the balance sheet net of unamortized debt discount totaling $367,757).
• Had convertible notes payable, at December 31, 2005 to a firm in which a member of Viking Systems’ Board of Directors is a partner totaling $1,500,000. These notes are presented on the balance sheet net of unamortized debt discount totaling $815,325.
• Entered into a Loan and Security Agreement, pursuant to which Viking can borrow up to $200,000 which is secured by a Certificate of Deposit owned by a significant shareholder. This agreement expires on May 13, 2006.

During the year ended December 31, 2004, Viking Systems:

• Sold 5 million shares of Series A Preferred Stock to a significant stockholder for $400,000.
• Issued 125,000 shares of common stock to a significant stockholder upon conversion of related party convertible notes payable of $50,000.
• The convertible note balance at December 31, 2004 was $400,000.

13. Stock Options and Warrants
Common Stock Options and Warrants
The Company has a Stock Option Plan (Plan) under which officers, key employees, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 7,500,000 shares. As of December 31, 2005, the maximum number of shares available for future grants under the Plan is 1,783,000 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13. Stock  Options and
   Warrants
Continued
	Shares	Weighted Average Exercise Price

Options outstanding January 1, 2004	1,200,000	$.02
Granted in 2004	1,616,000	$.44

Options outstanding December 31, 2004	2,816,000	$.26
Granted in 2005	3,025,000	$.49
Cancelled in 2005	135,000	$.48

Options outstanding December 31, 2005	5,706,000	$.38

The following table summarizes information about stock options to purchase common stock outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.02	1,200,000	3.00	$0.02	1,200,000	$0.02
$.35-.65	4,506,000	5.90	$0.47	1,115,667	$0.42
	5,706,000	5.30	$0.38	2,315,667	$0.21

	Shares	Weighted Average Exercise Price

Warrants outstanding January 1, 2004	-	$-
Granted	-	$-
Exercised	-	$-

Warrants outstanding December 31, 2004	-	$-
Granted	7,187,500	$.40
Exercised	-	$-

Warrants outstanding December 31, 2005	7,187,500	$.40

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13. Stock Options and Warrants Continued
During the year ended December 31, 2005, Viking issued warrants to purchase an aggregate of 7,187,500 shares of the Company’s common stock, in connection with the issuance of convertible notes payable. Such warrants are exercisable at a price of $.40 per share through September 2008.

The following table summarizes information about warrants to purchase common stock outstanding at December 31, 2005:

Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining contractual Life	Number of Warrants	Weighted-Average Exercise Price

$0.40	7,187,500	$0.40	2.75	7,187,500	$0.40

14. Common Stock Issued For Services
During 2005 Viking Systems issued a total of 220,000 shares of common stock as compensation for services to non-employees. According to the terms of the agreements for these services, the shares are restricted and must be returned on a pro rata basis in the event that the agreements are terminated prior to completion of the services period. Accordingly, the shares are being treated as unissued until such time as services under the agreement have been provided and the shares are no longer forfeitable. Through December 31, 2005 a total of 110,000 shares have been recorded as issued pursuant to these agreements.

15. Major Customers
During the year ended December 31, 2005, Viking Systems had sales to three customers that accounted for 26%, 21% and 19%, respectively, of total sales. During the year ended December 31, 2004, Viking had sales to two customers that accounted for 49% and 17% , respectively of the total sales.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16. Commitments and Contingencies
In connection with the acquisition discussed in Note 3, Viking Systems entered into a license agreement for the intellectual property and product rights used in the operation of the business acquired. In exchange for this license grant, Viking Systems will pay Vista royalties of 5% of all original equipment manufacturer (OEM) sales and 10% of all sales of the 3Di EndoSite System over the five (5) years following the acquisition. The license agreement contains minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking Systems under the license agreement are capped at $4,500,000 in the aggregate, over the five-year period. Vista will retain ownership of all intellectual property and product rights under the license agreement until these royalty obligations have been satisfied, at which time Vista will transfer ownership of such intellectual property and product and product rights to Viking Systems. If Viking Systems fails to make a minimum royalty payment in any period under the license agreement, the license agreement will automatically terminate and the intellectual property and product rights will be retained by Vista. As of December 31, 2005 and 2004, Viking Systems had accrued royalties related to this agreement of approximately $75,000 and $39,000 respectively. During 2005 and 2004, Viking Systems paid approximately $225,000 and $78,000, respectively in royalties under this agreement.

Viking Systems has also entered into a royalty agreement with a supplier. The royalty agreement requires payments of 4% of sales that use the supplier’s product. As of December 31, 2005, Viking Systems had accrued royalties related to this agreement of approximately $12,090. During 2005, Viking Systems did not pay any royalties under this agreement.

Viking Systems has a License Agreement with an individual, which originated as of April 15, 2004, whereas Viking has exclusive use of the licensor’s stereo imaging patents. Under this agreement, which expires on April 15, 2006, Viking Systems pays $50,000 per year in equal monthly payments. The McKinley patents have been licensed for potential new products and should the license agreement not be renewed, there will be no impact on Viking’s current business.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued statements of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Shared-Based Payment." SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123R generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under SFAS No. 123, as originally issued.

SFAS No. 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for Viking Systems). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. Viking does not expect the implementation of SFAS No. 123R to have a material impact on the financial results of operations.
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Viking Systems is currently evaluating the impact of the adoption of this Statement which is required to be adopted in the fiscal year 2006.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17. Recent Accounting Pronouncements Continued
As part of its short-term international convergence project with the FASB, on December 16, 2004, the FASB issued SFAS No. 153 to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, "Accounting for Non-monetary Exchanges", which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The SFAS No. 153 specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of SFAS No. 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Viking Systems will adopted this SFAS No. 153 in fiscal 2005 and its adoption did not have a material impact on the financial position or results of operations.

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Viking Systems does not expect that the adoption of SFAS No. 154 will have a material effect on its financial statements or results of operations.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17. Recent Accounting Pronouncements Continued
In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140." This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. Viking Systems does not expect the adoption of SFAS No.155 will have no material effect on the Company's financial statements or its results of operations.

18. Subsequent Events
During the first quarter of 2006, Viking Systems raised $200,000 through a loan from a significant shareholder. The loan earns 10% interest and is payable on May 31, 2006.

On March 20, 2005, convertible note holders of an aggregate principle amount of $5,100,000 with a maturity date of March 21, 2006, agreed to extend the maturity date to April 21, 2006.

During the second quarter of 2006, Viking received an extension for $150,000 convertible notes payable and raised $250,000 through the issuance of a convertible note (the “Note”). The general terms of this financing are as follows:

Maturity Date of Notes	The earlier of May 31, 2006 or the closing of a subsequent equity financing.
Interest Rate of Notes	Ten percent per annum.
Loan Premium	$12,500, due at maturity.
Optional Conversion
At the sole option of Lender the amounts may be converted into either of the following: (i) shares of Viking’s common stock at the lower of $.20 per share or the effective price per share of the common stock provided for in the Subsequent Financing; or (ii) the Preferred Stock and other securities offered in a subsequent financing.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

18. Subsequent Events Continued	Warrants
Viking Systems shall issue Lender the following Warrants: (i) a Warrant to purchase the greater of (i) 1,250,000 shares of Viking’s Common Stock and (ii) the Principal Amount of the Loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.50 per share, subject to adjustment pursuant to the terms of such Warrant. Such Warrant shall be for a term of five (5) years from the date hereof., and (ii) a Warrant to purchase the greater of (i) 1,250,000 shares of Viking’s Common Stock and (ii) the Principal Amount of the Loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.75 per share, subject to adjustment pursuant to the terms of such Warrant. Such Warrant shall be for a term of five (5) years from the date hereof.

Registration Rights
The common stock of Viking Systems issuable upon the conversion of the Promissory Note and the common stock issuable upon exercise of the Warrants shall have registration rights that are substantially equivalent to the registration rights granted to investors in a subsequent financing.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

18. Subsequent Events Continued	Additional
Lender acquired a promissory note from Viking Systems in December 2005 pursuant to a Securities Purchase Agreement. Viking has requested, and in the future will request that the holders of the promissory notes sold pursuant to such Securities Purchase Agreement waive certain payment dates, default dates and other provisions in order to provide Viking Systems with sufficient additional time to complete a subsequent financing. In consideration of Viking Systems’ agreements under this Loan Agreement, Lender agrees to execute such waivers and consents relating to the promissory note and Securities Purchase Agreement.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2006 we filed a Form 8-K to announce the resignation of our previous independent registered public accounting firm and the appointment of Peterson & Co. LLP as our new independent registered public accounting firm. On January 17, 2006 we filed an amendment to such Form 8-K to provide additional information. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on Viking Systems’ internal controls over financial reporting and for our independent registered public accountants to attest to this report.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Position

Daniel F. Crowley	Chairman of the Board, Audit Committee Chairman
Thomas B. Marsh	CEO/ President/Director (until April 11, 2006)
Ronald A. Walrod	Director
Robin Blackstone, M.D.	Director, Nominating and Corporate Governance Committee Chairman
Nathan J. Harrison, M.D.	Director, Compensation Committee Chairman (Interim CEO beginning April 12, 2006)
Joseph Warrino	Chief Financial Officer/Secretary
Lonna Williams	Sr. VP of Commercial Operations

Background information about Viking Systems’ officers and directors is as follows:

Thomas B. Marsh. Mr. Marsh was appointed CEO, President and Director of Viking in November 2003. Prior to joining Viking, he served as Secretary, Treasurer and Director of PurchaseSoft, Inc. and was a partner and co-founder of Marsh+Flagg. Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart, Germany. Prior to November 2001, Mr. Marsh served as COO of Co-Mack Technology, CEO of Emark Corporation and President of Spectrum Companies International. He attended Williams College with a major in economics. Mr. Marsh will serve as a consultant to the Company for three months after the end of his contract starting April 12, 2006, when he steps down as CEO, President. He will resign as a Director as of April 18, 2006.

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

Nathan J. Harrison, M.D. Dr. Harrison was appointed a director of Viking in August 2004. Dr. Harrison has been the Medical Director of Dunhill Marketing and Insurance, Inc. since retiring from clinical practice in 1999. He joined Obstetrics/Gynecology Associates Medical Group, Inc. in 1977 and was President from 1981 to 1999. Dr. Harrison also served as Chief of Staff, Chairman of Obstetrics and Gynecology and as a Director of Sharp Memorial Hospital. He also served as a Director of Sharp Health Care and Sharp Community Medical Group all in San Diego. Prior to this, Dr. Harrison was a Flight Surgeon in the U.S. Army. He has been a member of the Physicians Advisory Committee for Prudential Insurance, CIGNA Insurance and Aetna/US Health, as well as several medical societies. Dr. Harrison earned his M.D. from University of Illinois College of Medicine. Dr. Harrison will serve as Interim CEO of the Company beginning on April 12, 2006.

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

Control Persons

Mr. Tucker acquired a voting control position in Viking Systems in December 2003. Information about Donald E. Tucker is as follows:

Donald E. Tucker. Donald E. Tucker, age 51, is a Senior Partner with a large consulting and technology company and has over 25 years of consulting experience across a number of industry segments. He has held several management and leadership positions during his career and currently has global responsibility for the Medical Technology, Diagnostics and Devices industry segment, as well as the west coast biotech/pharmaceutical market. He has primary responsibility for establishing global market and operational leadership in these industry segments and is an advisor to a number of associations in the life sciences industry. Mr. Tucker has experience and has been involved in the strategy, planning and implementation of large-scale complex change programs with extensive experience in new product development, supply chain management and commercial operations. He has served numerous Fortune 100 companies in planning and executing global mergers, consolidating operations and implementing new strategic capabilities. He has worked extensively throughout the America’s and Europe. From 1997 to 2000, Mr. Tucker led the development and operations of a west coast Business Launch Center, where over 16 new technology-centric businesses were formed, funded and launched. Mr. Tucker graduated Magna Cum Laude with a BS degree in business management from Northern Michigan University. The Company anticipates that Mr. Tucker will begin serving as a Director, Chairman and CEO of the Company beginning the end of May 2006.

Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics

We adopted a code of ethics that applies to all officers, directors and employees of Viking Systems, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002. To view this code of ethics, please visit our website at www.vikingsytems.com (the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8−K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website as set forth above.

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

Compensation Committee.    The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Nathan Harrison (Chairman), Daniel Crowley and Ronald Walrod, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

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

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CFO at jwarrino@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Viking Systems’ directors and executive officers, and persons who beneficially own more than 10% of a registered class of Viking Systems’ equity securities, to file reports of beneficial ownership and changes in beneficial ownership of Viking Systems’ securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of Viking Systems’ Common Stock are required by SEC regulations to furnish Viking Systems with copies of all Section 16(a) forms that they file. Viking Systems believes that, during the year ended December 31, 2005, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	All Other Compensation
Thomas B. Marsh (1)	2005	$230,059	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2004	$151,600	18,000(3)	-0-	-0-	320,000	-0-	-0-
	2003	$-0-	-0-	-0-	-0-	1,000,000	-0-	-0-

John Kennedy (2)	2005	$195,555	-0-	-0-	-0-	500,000	-0-	-0-
	2004	$132,385	18,000(3)	-0-	-0-	280,000	-0-	-0-

Lonna Williams (4)	2005	$170,620	-0-	-0-	-0-	500,000	-0-	-0-
	2004	$44,563	12,000(3)	-0-	-0-	280,000	-0-	-0-

Joseph Warrino (5)	2005	$123,394	-0-	-0-	-0-	200,000	-0-	-0-
	2004	$65,916	12,000(3)	-0-	-0-	126,000	-0-	-0-

Robert Tierney (6)	2005	$129,138	-0-	-0-	-0-	100,000	-0-	-0-
	2004	$79,171	-0-	-0-	-0-	60,000	-0-	-0-

1)
The following table sets forth certain information concerning compensation for services rendered for the past three years to Viking Systems’ Chief Executive Officer and to Viking Systems’ most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

2)	Mr. Marsh was appointed as President and CEO of Viking in December 2003 and will leave the Company as of April 11, 2006.

3)	Mr. Kennedy was appointed as President of the Vision Systems Group in April 2004

4)	The bonus was earned in 2004 and paid in 2005.

5)	Ms. Williams joined Viking Systems in September 2004 as VP of sales and Marketing and in July 2005 was promoted to Sr. VP of Commercial Operations.

6)	Mr. Warrino was appointed as Chief Financial Officer in April 2004

7)	Mr. Tierney was appointed as National Sales Manager in April 2004 and in December 2004 was promoted to Vice President of Clinical Development

Stock Options Granted in the Last Fiscal Year

The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2005 to our officers and directors.

	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(1)	Expiration Date
John Kennedy	500,000	32.9%	$.40	10/10/15
Lonna Williams	500,000	32.9%	$.40	07/01/15
Joseph Warrino	200,000	13.6%	$.40	10/10/15
Robert Tierney	100,000	6.58%	$.40	10/03/15

(1)	The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

			Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas B. Marsh (2)	-0-	-0-	1,106,667	213,333	-0-	NA
John Kennedy	-0-	-0-	318,333	461,667	-0-	NA
Lonna Williams	-0-	-0-	273,333	506,667	-0-	NA
Joseph Warrino	-0-	-0-	143,000	183,000	-0-	NA
Robert Tierney	-0-	-0-	30,000	130,000	-0-	NA
__________
(1)
Calculated on the basis of the fair market value of the underlying securities at December 31, 2005 minus the exercise price. Viking’s common stock is quoted on the Bulletin Board. As of December 31, 2005, there was limited, if any, trading volume in Viking’s common stock. Management believes that the quoted price of Viking’s common stock on the Bulletin Board as of December 31, 2005 did not reflect fair market value of Viking’s common stock for the following reasons:

•	Viking’s per share book value as of December 31, 2005 was approximately $(0.05);
•	Viking had revenues of $3,835,451 in 2005;
•	Viking had a loss of $7,528,719 for the year ended December 31, 2005;
•	Viking had a cumulative deficit of $9,844,140 as of December 31, 2005; and
•	Viking had limited trading activity during 2005 including during the month of December 2005.

(2)
On March 22, 2006 Mr. Marsh acquired 837,000 shares through a cashless exercise of his NSO in the amount of 1,000,000 shares. The balance of his options will expire on his departure at the end of his contract on April 12, 2006.

Compensation of Directors

In April 2004, we adopted a compensation plan for our Board of Directors. Pursuant to such plan we grant an initial option of 20,000 shares to each non-employee director at the time he or she is appointed a director of Viking Systems. The options vest one year from the date of grant. Beginning in the second year of their term, each non-employee director is also granted an annual option of 10,000 shares of our common stock.

In addition to an option for 20,000 shares granted under the Non-Employee’s Directors Stock Ownership Plan, we had granted Director Daniel F. Crowley an option to purchase 200,000 shares of our common stock.

Employment Agreements

Viking Systems entered into an employment agreement with our President and CEO Thomas B. Marsh. The agreement is for a term of two years, expires on April 12, 2006 and will not be extended. It provides for the payment of a base salary of $220,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee. At the end of his contract, on April 12, 2006, Mr. Marsh will step down as CEO of the Company, but serve as a consultant to the Company.

Viking Systems has entered into an employment agreement with our CFO, Joseph Warrino. The agreement provides for the payment of a base salary of $150,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Viking Systems has entered into an employment agreement with our Sr. VP of Commercial Operations, Lonna Williams. The agreement provides for the payment of a base salary of $185,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Viking Systems has entered into an employment agreement with our President of Vision Systems Group, John Kennedy. The agreement provides for the payment of a base salary of $195,700 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Viking Systems has entered into an employment agreement with our VP of Sales, Eric Cohill. The agreement provides for the payment of a base salary of $160,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Viking Systems has entered into an employment agreement with our VP of Clinical Development, Robert Tierney. The agreement provides for the payment of a base salary of $150,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Equity Compensation Plan Information

2004 Stock Incentive Plan. All key employees of Viking (and its subsidiaries and affiliates in which Viking has a significant equity interest) are eligible to receive awards under the Plan. The Plan permits the granting of:

•
stock options, including “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code and stock options that do not meet these requirements (options that do not meet these requirements are called “nonqualified stock options”);

•	stock appreciation rights, or “SARs”;
•	restricted stock; and
•	performance awards payable in stock.

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

We have issued options to some employees. As Viking Systems hired new employees the board granted stock options between 10,000 and 30,000 shares per employee. In conjunction with employment contracts the board granted stock options between 80,000 and 500,000 shares per employee. As of December 31, 2005, Viking Systems issued incentive stock options to officers and employees totaling 5,841,000 shares.

2004 Non-Employee Directors Stock Ownership Plan. The 2004 Director Plan provides for the grant to non-employee directors of non-qualified stock options and restricted stock. The 2004 Director Plan provides that up to a total of 500,000 shares of Common Stock (subject to adjustment as described below) will be available for the granting of awards there under. If any shares subject to awards granted under the 2004 Director Plan, or to which any award relates, are forfeited or if an award otherwise terminates, expires or is cancelled prior to the delivery of all of the shares issuable pursuant to the award, such shares (assuming the holder of the award did not receive dividends on the shares or exercise other indicia of ownership) will be available for the granting of new awards under the 2004 Director Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned as of March 29, 2006 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock

Name	Common Stock	Common Stock Options Exercisable or Within 60 Days	Convertible Notes Exercisable or Within 60 Days	Common Stock Purchase Warrant Exercisable or Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (1)

Thomas B. Marsh (2)	837,000	196,667	-0-	-0-	1,033,667	2.90%
Joseph A. Warrino (2)	-0-	185,334	-0-	-0-	185,334.52%
Lonna Williams (2)	-0-	338,334	-0-	-0-	338,334.94%
John Kennedy (2)	-0-	383,334	-0-	-0-	383,334	1.07%
Daniel F. Crowley (2)	7,500	220,000	-0-	-0-	227,500.64%
Ronald Walrod (2)	7,500	20,000	-0-	-0-	27,500.08%
Nathan Harrison, M.D.(2)	55,000	20,000	-0-	-0-	75,000.21%
Robin Blackstone, M.D. (2)	3,750	20,000	-0-	-0-	23,750.07%
Donald E. Tucker	27,121,150	-0-	2,250,000	87,500	29,458,650	77.91%

All officers and directors as a group 8 persons (3)	910,750	1,383,669	-0-	-0-	2,294,419	6.22%

TOTAL	35,476,050	2,118,669	26,250,000	6,087,500	69,932,219	100%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 29, 2006. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 29, 2006 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 29, 2006, there were 35,476,050 shares of our common stock issued and outstanding. There were also outstanding options, warrants and convertible notes entitling the officers and/or directors of Viking to purchase 3,066,000 shares of our common stock. These options, warrants and convertible notes are currently exercisable.

(2)	These are the officers and directors of Viking.

(3)	Includes only those persons listed above.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. Viking Systems had 5,716,000 outstanding options as of March 29, 2006.

As of March 29, 2006, we had warrants outstanding which entitles the holders to purchase 6,087,000 shares of our common stock at the price of $.40 per share. On April 7, we issued additional warrants in the amount of 1,250,000 at $.50 per share and 1,250,000 at $.75 per share as part of a $250,000 loan whose details are discussed in Part II Item 6 above. The exercise price and number of shares is subject to change upon the occurrence of certain events.

Equity Compensation Plan Information

The following table summarizes information about Viking Systems’ equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders	-0-	NA	-0-
Equity compensation plans not approved by security holders (*)	12,958,500	$ .39	1,729,000
Total	12,958,500	$ .39	1,729,000

(*) Represents stock options granted in 2004 and 2005 to our employees, directors, and outside consultants under the Viking Systems, Inc. 2004 Stock Incentive Plan and the Viking Systems, Inc. 2004 Incentive plan for Non-Employee Director stock ownership. 2,604,000 Shares are available under the 2004 Stock Incentive Plan and 400,000 shares are available under the 2004 Incentive Plan for Non-Employee Directors. These plans provide for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock

On December 18, 2003, we granted Donald Tucker, Viking Systems’ largest shareholder, an option to purchase 5,000,000 shares of our Series A Preferred Stock for $400,000. Each share of Series A Preferred Stock was convertible into four shares of our common stock. Mr. Tucker subsequently exercised his option and purchased all 5,000,000 shares of Series A Preferred Stock. In December 2004, he converted his 5,000,000 shares of Series A Preferred Stock into 20,000,000 shares of our common stock.

Loan Transactions

Donald Tucker made several loans to Viking Systems during 2005 and during the first quarter of 2006. Each of such loans was unsecured and most were convertible into shares of our common stock or other debt securities. Information about such loans is as follows:

Date of Loan	Amount	Interest Rate	Maturity Date	Conversion Rate

10/26/04	$200,000	10%	3/31/05	$.40 per share (1)
12/6/04	$200,000	10%	3/31/05	$.40 per share (1)
1/12/05	$ 50,000	10%	3/31/05	$.40 per share (1)
1/21/05	$ 50,000	10%	3/31/05	$.40 per share (1)
2/5/05	$500,000	10%	3/31/05	(2)
3/16/06	$200,000	10%	5/31/05	(3)

(1) On March 22, 2005, the principal balance of these loans, together with accrued interest thereon, was converted into a total of 1,291,650 shares of our common stock.

(2) On March 22, 2005, this loan was converted into another debt instrument. On that date Viking entered into a Securities Purchase Agreement and related agreements (the "Transaction Documents"), among (i) Viking, (ii) St. Cloud Capital Partners, L.P., a Delaware limited partnership ("St. Cloud"), as "Lead Lender" and "Collateral Agent" and (iii) St. Cloud, Donald Tucker, Brian Miller, and any other person signing the signature page of the Securities Purchase Agreement as an Investor or that becomes an Investor after March 22, 2005, (collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, Viking has sold and will sell promissory notes ("Notes") to Investors in the maximum aggregate amount of $2,750,000. One of such Investors was Donald F. Tucker who converted his February 5, 2005 loan into a $500,000 loan sold pursuant to the Securities Purchase Agreement. The material terms of the Securities Purchase Agreement and other Transaction Documents are set forth in the Management’s Discussion and Analysis Section of this Form 10-KSB.

(3) On March 16, 2006, Donald Tucker loaned Viking Systems $200,000 in an unsecured note payable. It is not convertible and is expected to be repaid out of the proceeds of a new financing that is as of this report not secured.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan is secured by the assets of Viking Systems. The loan is also secured by a $200,000 certificate of deposit owned by Donald Tucker.

ITEM 13.  EXHIBITS

A.	Exhibits

Exhibit
Number	Exhibit
3.1	Article of Incorporation (1)
3.2	Designation of Series A Preferred Stock (2)
3.3	Bylaws (1)
10.1	Option Agreement - Thomas B. Marsh (3)
10.2	Option Agreement - Daniel F Crowley (3)
10.3	Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
10.4	Patent and Technology License Agreement (3)
10.5	Stock Incentive Plan (4)
10.6	Non-Employee Stock Option Plan (4)
10.7	Employment Agreement - Thomas B. Marsh (5)
10.8	Silicon Valley Bank Loan and Security Agreement (6)
10.9	Intellectual Property Security Agreement (6)
10.10	Lease Agreement (7)
10.11	Loan and Security Agreement (8)
10.12	Securities Purchase Agreement (9)
10.13	Convertible Promissory Note (9)
10.14	Security Agreement (9)
10.15	Registration Rights Agreement (9)
10.16	Warrants to Purchase Common Stock (9)
14.1	Code of Ethics (2)
21.1	Subsidiaries of Registrant - None
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (10)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1) Incorporated herein by reference from Registrant’s Form 10-SB dated February 2, 2002.

(2) Incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2002.

(3) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated December 24, 2003

(4) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 31, 2004.

(5) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated September 23, 2004.

(6) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated December 24, 2003.

(7) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 1, 2004.

(8) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated February 8, 2005.

(9) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 24, 2005.

(10) Attached

(11) Incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2004 dated March 31, 2005.

(12) Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2005 dated May 13, 2005.

(13) Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended June 30, 2005 dated August 15, 2005

(14)  Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated August 22, 2005

(15) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated September 9, 2005

(16) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 6, 2005

(17) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 27, 2005

(18) Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005 dated November 14, 2005.

(19) Incorporated by reference from Registrant’s Form 10-QSB/A for the quarter ended March 31, 2005 dated November 18, 2005.

(20) Incorporated by reference from Registrant’s Form 10-QSB/A for the quarter ended June 30, 2005 dated November 21, 2005.

(21) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated December 15, 2005

(22)  Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated January 4, 2006

(23) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K/A dated January 17, 2006.

(24) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated January 31, 2006.

(25) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 24, 2006.

(26) Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated April 10, 2006

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Peterson & Co., LLP was appointed on December 28, 2005 to audit the consolidated financial statements of Viking Systems for the year ending December 31, 2005 and to report the results of their audit to the Audit Committee of the Board of Directors. Tanner LC served as the auditor for Viking Systems for the year ending December 31, 2004 and provided services during 2005.

Fees billed to Viking Systems by Peterson & Co., and Tanner LC

	Tanner LC	2005	2004
(1)	Audit Fees	$40,000	$109,000
(2)	Tax Fees	$5,000	$600
(3)	All Other Fees	$0	$0

	Peterson & Co LLP	2005	2004
(1)	Audit Fees	$0	$0
(2)	Tax Fees	$0	$0
(3)	All Other Fees	$0	$0

(1)
Audit fees billed to Viking Systems by Tanner LC were for all professional services performed in connection with the audit of Viking Systems’ annual financial statements and reviews of financial statements included in the Company’s Forms 10- QSB for those periods. The 2005 and 2004 fees include the estimated costs to complete the respective year’s audit.

(2)	Tax services include fees for the preparation of federal and state tax returns.

(3)	Neither Peterson & Co., LLP or Tanner LC billed Viking Systems for other services during 2005 and 2004.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson & Co., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee; or

•
entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Under the direction of Audit Committee Chairman, Daniel F. Crowley, our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Peterson & Co., LLP and Tanner LC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining both firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: April 14, 2006	By: /s/ Nathan Harrison, M.D.
CEO/Director

Dated: April 14, 2006	By: /s/ Joseph A. Warrino
Chief Financial Officer/Secretary

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel F. Crowley	Chairman of the Board	April 14, 2006

/s/ Joseph A. Warrino	CFO/Secretary	April 14, 2006

/s/ Ronald Walrod	Director	April 14, 2006

/s/ Nathan Harrison, M.D.	CEO/Director	April 14, 2006

/s/ Robin Blackstone, M.D.	Director	April 14, 2006