Form 10QSB
period 2006-03-31
VIKING SYSTEMS INC
filed 2006-05-24
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Name of Small Business Issuer as specified in its charter)

Nevada	86-0913802
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

4350, La Jolla Village Drive, Suite 900, San Diego, CA 92122
(Address of principal executive offices)

Registrant's telephone no., including area code: (858) 431-4010

4350 La Jolla Village Drive, Suite 900, San Diego, CA 92122
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

Common Stock outstanding on April 30, 2006, 35,418,550 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	March 31 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$91,812	$434,503
Accounts receivable, net	444,209	248,258
Inventories	618,862	567,176
Prepaids expenses	50,362	48,148
Other current assets	28,003	34,789
Total current assets	1,233,248	1,332,874
Property and equipment, net	326,454	377,632
Total Assets	$1,559,702	$1,710,506

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,279,627	$515,781
Accrued payroll and related expenses	176,577	230,773
Accrued royalties	150,000	84,658
Other accrued expenses	128,800	112,916
Deferred Revenue	15,188	-
Short-term bank borrowings	369,905	211,200
Related party notes payable	200,000	-
Related party convertible notes payable	450,000	766,918
Convertible notes payable (net of unamortized debt discount of $2,980,924 at December 31, 2005)	4,800,000	1,502,158
Total current liabilities	7,570,097	3,424,404

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 34,526,550 shares issued and outstanding at December 31, 2005, and 150,000,000 shares authorized, 35,418,550 shares issued and outstanding at March 31, 2006	34,583	34,528
Additional paid-in capital	8,274,266	8,095,714
Accumulated deficit	(14,319,244)	(9,844,140)
Total stockholders' deficit	(6,010,395)	(1,713,898)
Total Liabilities and stockholders deficit	$1,559,702	$1,710,506

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended
	March 31,	March 31,
	2006	2005

Sales, net	$1,254,844	$876,403
Cost of sales	889,877	619,225
Gross profit	364,967	257,178
Operating expenses:
General and administrative	529,190	491,767
Selling and marketing	874,368	473,816
Research and development	310,224	191,376
Total operating expenses	1,713,782	1,156,959
Operating loss	(1,348,815)	(899,781)
Other income (expense):
Interest expense	(3,126,289)	(90,329)
Net loss	$(4,475,104)	$(990,110)
Net loss per common share - basic and diluted	$(0.13)	$(0.03)
Weighted average shares - basic and diluted	34,850,757	30,737,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Cash Flows - Unaudited

	Three Months Ended
	March 31 2006	March 31 2005

Cash flows from operating activities:
Net loss	$(4,475,104)	$(990,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,444	44,777
Common stock issued for services	21,995	-
Stock based compensation expense	156,612	-
Interest expense from debt discount amortization	2,980,924	66,532
Changes in operating assets and liabilities:
Accounts receivable, net	(195,951)	(187,998)
Inventories, net	(51,686)	(48,005)
Prepaid expenses	48,148	29,219
Other current assets	(43,576)	-
Accounts payable	763,846	(1,249,275)
Accrued expenses	27,030	129,551
Deferred revenue	15,188	(32,650)
Net cash used in operating activities	(666,130)	(2,237,959)

Cash flows from investing activities:
Purchase of property and equipment	(35,266)	(41,006)
Net cash used in investing activities	(35,266)	(41,006)

Cash flows from financing activities:
Net change in short-term bank borrowings	158,705	302,824
Proceeds from related party notes	200,000	100,000
Proceeds from convertible debt	-	2,250,000
Proceeds from related-party convertible note payable	-	500,000
Net cash provided by financing activities	358,705	3,152,824
Net (decrease) increase in cash and cash equivalents	(342,691)	873,859
Cash and cash equivalents at beginning of period	434,503	139,393
Cash and cash equivalents at end of period	$91,812	$1,013,252

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$145,367	$23,797
Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity

Three months ended March 31, 2006:

During March 2006, 837,000 shares of common stock were issued pursuant to a cashless exercise of 1,000,000 non qualified stock options issued in December 2003.

Three months ended March 31, 2005:

During the three months ended March 31, 2005 the Company:

•	Allocated $825,000 of the proceeds from a convertible note payable to the value of the warrants issued, recording it as a debt discount.

•	Converted a $500,000 note payable and $16,659 of accrued interest into 1,291,650 shares of common stock.

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. ("Viking" or the "Company") as of March 31 2006 and the statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31 2005 was derived from the company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2005, included in Viking Systems, Inc’s Form 10-KSB filed on April 17, 2006 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

2. STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the period ended March 31, 2006, the Company recorded $156,612 in non-cash stock-based compensation expense related to the implementation of SFAS 123R. As of March 31, 2006, there was approximately $525,156 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.95 years.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

2. STOCK-BASED COMPENSATION (continued)

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility of 85.37%, expected term of 5.5 years, risk-free interest rate of 4.3%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

The following table summarizes the stock option transactions during the three months ended March 31, 2006:

			Weighted
		Weighted	average
		average	contractual
	Number of	exercise	life
	Shares	price	(in years)
Options outstanding at December 31, 2005	5,706,000	$0.38	4.95
Granted	1,040,000	$0.37	9.84
Exercised	(1,000,000)	$0.02	-
Cancelled	(40,000)	$0.53	-

Options outstanding at March 31, 2006	5,706,000	$0.45	6.27
Options exercisable at March 31, 2006	2,140,667	$0.39	6.11

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

2. STOCK-BASED COMPENSATION (continued)

For the three
months
ended March 31,
2005
Net loss as reported	$(990,110)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(15,898)
Pro forma income net loss	$(1,006,008)

Basic and diluted loss per share	$(0.03)
Pro forma basic and diluted loss per share	$(0.03)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

Expected life	10 years
Risk-free interest rate	4.02-4.65%
Dividend yield	-
Volatility	67-75%

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

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

3. GOING CONCERN (continued)

During the three months ended March 31, 2006, the Company raised approximately $200,000 through the issuance of notes (the “Notes”) to a related party. The Notes mature on June 15, 2006, accrue interest at 10% per annum, and are unsecured.

Subsequent to March 31, 2006 the Company raised approximately $7,250,000 through the sale of its Series B Convertible Preferred stock and $250,000 through the issuance of a convertible note. In connection with the issuance of the Series B Convertible Preferred Shares, the Company also issued a total of 22,222,222 warrants to purchase common stock. In connection with the issuance of the $250,000 convertible note Viking also issued a total of 2,500,000 warrants.  Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Series B Preferred, the shares of common stock underlying the Warrants and the shares of common stock underlying the convertible notes. The Company has also agreed to pay annual dividends.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

5. CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2006, the convertible note holders approved an extension of the term of the notes to April 22, 2006 and subsequently approved a further extension to May 31, 2006. At March 31, 2006 convertible notes held by a significant shareholder amount to $450,000.

6. COMMON STOCK

During the quarter ended March 31, 2006 the Company increased the number of authorized shares of common stock from 100,000,000 to 150,000,000. In addition, during the quarter, the Company issued 892,000 shares of common stock. Of the total, 837,000 shares were issued pursuant to a cashless exercise of 1,000,000 non-qualified stock options granted in December 2003 and 55,000 shares were recorded in connection with a consulting agreement entered into in June 2005.

7. SUBSEQUENT EVENTS

           On April 22, 2006 the convertible note holders agreed to extend the term of the notes until May 31, 2006 and convert the notes into common shares at $0.18 per share, instead of $0.20. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the Notes and the shares of common stock that underline the Warrants.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. SUBSEQUENT EVENTS (continued)

            In April 2006, the Company received $250,000 through the issuance of convertible notes payable.  The notes accrue interest at 10% per annum and are unsecured.  The conversion price is subject to adjustment based on certain conditions of the Security Purchase Agreement.  In connection with the issuance of the $250,000 of the notes, the Company also issued warrants to purchase common stock. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of preferred stock that are issuable upon the conversion of the Notes and the shares of common stock that underline the Warrants.

            As of May 23, 2006, the Company raised approximately $7,250,000 through the sale of its Series B Preferred stock. In connection with the issuance of the 7,250 shares of the Series B Preferred Shares, the Company also issued warrants to purchase common stock and converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock and converted $4,750,000 of convertible notes payable into approximately 26,388,888 shares of our common stock. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the Series B Preferred and the shares of common stock that are issuable upon the conversion of the Series B Preferred and the shares of common stock that underline the Warrants. The Company has also agreed to pay annual dividends.

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

In the third quarter of 2005, we continued our progress in the general surgical market and started developing new markets. Our primary focus has been in the Urology market and we have begun working with several surgeons at top academic institutions to validate the efficacy of 3D visualization in surgery, in particular the Laparoscopic Radical Prostatectomy (LRP), and surgical training. We have signed a Personal Service Agreement with Dr. Gerald Andriole at Washington University School of Medicine, in St. Louis, MO. We have also signed a Personal Services Agreement with Dr. Camran Nezhat at Stanford School of Medicine as part of establishing programs with OB/GYN surgeons in developing that specialty. Preliminary results of the first study were published in August 2005.

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

We believe our investments in our products, technology, new markets and organization in 2004 and 2005 will generate a substantial improvement in our operations in 2006.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Viking Systems’ Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition and stock based compensation. Management bases its estimates and judgments on historical experience of the operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other Long-Lived Asset Valuations. Long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the quarter ended march 31, 2006 no impairment of long-lived assets was recorded.

Revenue Recognition. Viking Systems’ revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the system has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most system sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of Viking Systems’ sales through March 31, 2006 have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Some sales of systems may include training as part of the sale. In such cases, the portion of the revenue related to the training, calculated based on the amount that would be charged for training on a stand-alone basis, is deferred and recognized when the training has been provided. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by Viking Systems. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

Stock-Based Compensation. On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123”), using the modified prospective method. In accordance with SFAS 123, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2006 Compared to the Three Month Period Ended March 31, 2005

Revenues. For the three months ended March 31, 2006, we had product sales $1,254,844 compared to product sales of $876,403 for the three months ended March 31, 2005. This represents an increase of $378,441 or 43.2%. Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2006 were to four customers who accounted for 25%, 19%, 16%, and 10% of revenues, respectively. The increase in sales was due to increase sales of $152,330 in our 3Di products and $226,111 in our OEM products.

Gross Profit. We had gross profit of $364,967 or 29% of total revenues for the three months ended March 31, 2006 and gross profit of $257,178 or 29.4% of total revenues for the three months ended March 31, 2005, representing an increase of $107,789. The increase in gross profit during 2006 was due to increased sales. We expect our gross profit, as a percentage of revenues, to improve as we increase our 3Di System sales.

Sales and Marketing Expenses. Selling and Marketing expenses were $874,368 for the three months ended March 31, 2006 and $473,816 for the three months ended March 31, 2005. The increase in sales and marketing expenses was due to the increased efforts to develop market awareness and to build our sales organization for our 3Di products. We expect that our selling and marketing expenses will continue to increase as we establish our 3Di Systems business.

Research and Development Expenses. Research and Development expenses were $310,224 for the three months ended March 31, 2006 and $191,376 for the three months ended March 31, 2005. The increase is due to the continued development of our 3Di product line. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products.

General and Administrative Expenses.  We had General and Administrative expenses of $529,190 for the three months ended March 31, 2006 and $491,767 for the three months ended March 31, 2005. We expect that our General and Administrative expenses will increase from their current levels as we hire additional personnel, implement and document internal controls in connection with our efforts to become compliant with requirements of Section 404 of The Oxley Act of 2002 and implementation of a new ERP system.

Other Expenses. We had other expenses of $3,126,289 for the three months ended in March 31, 2006 and other expenses of $90,329 for the three months ended March 31, 2005, representing an increase of $3,035,960. The increase is due primarily to the inclusion in 2006 of $2,980,924 in non-cash interest expense related to the amortization of the debt discount on our convertible notes.

Net Income (Loss). We had a net loss of $4,475,104 for the three months ended March 31, 2006 and a net loss of $990,110 for the three months ended March 31, 2005, representing a decrease of $3,484,994. We incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di products line, and maintaining operations of the Visualization business. We also incurred $2,980,924 in non-cash interest expense related to the amortization of the debt discount on the Convertible Notes. Our net loss for the three months ended March 31, 2006 was the result of us having revenues of $1,254,844, costs of sales of $889,887, operating expenses $1,713,782 and interest and debt discount expense of $3,126,289.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through March 31, 2006, we have raised net proceeds of $900,000 through the sale of common and preferred stock in private placements, and $5,450,000 through the issuance of convertible promissory notes. As of March 31, 2006, we had cash, cash equivalents and short-term investments of $91,812 compared to $434,503 as of December 31, 2005. We incurred operating losses in 2006 and 2005, and at March 31, 2006, had an accumulated deficit of approximately $14,319,244

Net cash used in operating activities was $666,130 and $2,237,959 during the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease in net cash used in operating activities during 2006 compared to 2005 was attributable primarily to the significant increase in accounts payable and other changes in operating assets and liabilities .

Net cash used in investing activities was $35,266 and $41,006 during the three months ended March 31, 2006 and March 31, 2005, respectively. We expect our usage to increase in cash used in investing activities in 2006 was attributable to increased purchases of equipment needed for demonstration equipment of our new 3Di product line as we expand our sales and marketing efforts.

Cash flow provided by financing activities was $358,705 and $3,152,824 during the three months ended March 31, 2006 and March 31, 2005, respectively. The cash flows from financing activities in 2006 were attributable to proceeds from proceeds from short-term bank borrowings of $158,705, and proceeds from related party notes payable of $200,000, in 2005 we received proceeds from convertible notes payable.

In March 2006, we received $200,000 from a related party note payable. In April 2006 we received $250,000 in convertible notes payable. In addition, we have a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2006 and is subject to annual renewals. As of March 31, 2006, outstanding borrowing under this credit facility was approximately $370,000. Our monthly overhead currently ranges from $400,000 to $500,000. Subsequent to March 31, 2006 we completed a private placement pursuant to which we received $7,250,000 through the sale of our Series B Preferred stock. In addition, as part of this private placement we converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock and converted $4,750,000 of convertible notes payable into 26,388,888 shares of our common stock. Additionally, we are continuing our efforts to achieve profitability through increased sales and profit margins. There can be no assurance that we will be successful in our efforts to achieve profitable operations. If we are unable to do so we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

Off-Balance Sheet Arrangements. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

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

Additional Financing Requirements. We will likely be required to seek additional financing in order to fund our operations and carry out our business plan. In order to fund our operations and effect additional acquisitions, we will be required to obtained additional capital. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Report of Independent Registered Public Accounting Firm includes a Going Concern Explanatory Paragraph The report of our Independent Registered Public Accounting Firm dated March 20, 2006 for the year ended December 31, 2005, included a going concern explanatory paragraph which stated that our significant operating losses and working capital deficit at December 31 2005 raise substantial doubt about our ability to continue as a going concern subsequent to the date of their report. We sold $6,500,000 of our Series B Preferred shares and expect to sell an additional $750,000. In addition, in connection with this financing, holders of our convertible notes payable converted notes into shares of common and preferred stock. We believe these transactions address the near-term liquidity concerns raised by our Independent Registered Public Accounting Firm.

Medical Operations Risks

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

We Are Subject To Significant Domestic and International Regulation and May Not Be Able To Obtain Necessary Regulatory Clearances to Sell Our Products.   We sell medical devices. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation.  Our failure to comply with regulatory +requirements would jeopardize our ability to market our products.  Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies.  Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country.  Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution.  A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product.  In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval.  The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.  The current regulatory environment in Europe for medical devices differs significantly from that in the United States.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities. During the quarter ended March 31, 2006, we issued 837,000 shares of our common stock in an unregistered transaction. Such shares were issued pursuant to a cashless exercise of a non-qualified stock option issued in December 2003. Such shares were not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. On February 21, 2006 the holder of 27,121,150 shares of our common stock out of the 34,639,050 shares of common stock issued and outstanding consented in writing to a proposal to amend our Articles of Incorporation to increase the number of shares of common stock which we are authorized to issue from 100,000,000 to 150,000,000. This consent was obtained in lieu of holding a Meeting of Shareholders. A Preliminary Information Statement and a Final Information Statement on Schedule 14(c) were filed with the Securities and Exchange Commission in connection with such written consent and we effected the amendment to increase our authorized shares.

Item 5. Other Information.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan is secured by the assets of the Company. The loan is also secured by a $200,000 certificate of deposit owned by Donald Tucker. This Loan and Security Agreement expires in September, 2006.

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

Dated: May 24, 2006	VIKING SYSTEMS, INC.

By /s/ Donald Tucker
Chief Executive Officer, President

By /s/ Joseph Warrino
Chief Financial Officer