Form 10QSB
period 2006-06-30
VIKING SYSTEMS INC
filed 2006-08-21
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Name of Small Business Issuer as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification No.)

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

Common Stock outstanding on August 17, 2006, 61,864,941 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2006

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-QSB
Item 1.	Financial Statements (unaudited):

	Balance Sheets at June 30, 2006 and December 31, 2005	3
	Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005	4
	Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5
	Notes to Financial Statements	7 - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	30

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$3,922,357	$434,503
Accounts receivable, net	276,868	248,258
Inventories	915,724	567,176
Prepaid expenses	32,346	48,148
Other current assets	79,293	34,789

Total current assets	5,226,588	1,332,874

Property and equipment, net	300,110	377,632

Total Assets	$5,526,698	$1,710,506

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$693,081	$515,781
Accrued payroll and related expenses	242,982	230,773
Accrued royalties	98,702	84,658
Other accrued expenses	197,681	112,916
Deferred revenue	15,188	-
Short-term bank borrowings	-	211,200
Related party convertible notes payable	-	766,918
Convertible notes payable net of debt discount	-	1,502,158
Derivative liability	7,953,902	-

Total current liabilities	9,201,536	3,424,404

Commitments and contingencies

Series B preferred stock, $0.001 par value; 8,000 shares authorized, issued and outstanding at June 30, 2006. No shares authorized, issued and outstanding at December 31, 2005 (aggregate liquidation preference of $8,068,384 and $0 at June 30, 2006 and December 31, 2005), respectively	8,068,384	-

Stockholders' deficit
Preferred stock, $.001 par value, 25,000,000 shares authorized, 8,000 and 0 shares of Series B preferred stock issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 61,864,941and 34,526,550 shares issued and outstanding at June 30, 2006 and and December 31, 2005, respectively.	61,865	34,528
Additional paid-in capital	6,783,094	8,095,714
Accumulated deficit	(18,588,181)	(9,844,140)

Total stockholders' deficit	(11,743,222)	(1,713,898)

Total liabilities and stockholders' deficit	$5,526,698	$1,710,506

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales, net	$883,180	$1,082,413	$2,138,024	$1,958,816
Cost of sales	742,823	806,425	1,632,700	1,425,650

Gross profit	140,357	275,988	505,324	533,166

Operating expenses:
General and administrative	684,434	337,476	1,213,624	829,242
Selling and marketing	1,135,241	695,225	2,009,609	1,169,043
Research and development	314,036	235,904	624,260	427,280

Total operating expenses	2,133,711	1,268,605	3,847,493	2,425,565

Operating loss	(1,993,354)	(992,617)	(3,342,169)	(1,892,399)

Other income (expense):
Interest income	21,787	-	21,787	-
Interest expense	(160,584)	(70,101)	(305,995)	(93,899)
Gain on extinguishment of debt	4,975,824	-	4,975,824	-
Amortization of debt discount	(5,500,000)	(687,501)	(8,480,878)	(754,033)
Loss on derivative liability	(1,612,610)	-	(1,612,610)	-

Net loss	(4,268,937)	(1,750,219)	$(8,744,041)	(2,740,331)

Deemed dividend on Series B Preferred Stock
Accretion of Series B Preferred Stock to redemption value including dividend accrued	(8,068,384)		(8,068,384)

Net loss applicable to common stockholders	$(12,337,321)	$(1,750,219)	$(16,812,425)	$(2,740,331)

Net loss applicable to common stockholders per share - basic and diluted	$(0.27)	$(0.06)	$(0.41)	$(0.09)

Weighted average shares - basic and diluted	45,173,339	31,911,000	40,605,421	31,331,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Cash Flows for the Six Months ended June 30

	2006	2005

Cash flows from operating activities:
Net loss	$(8,744,041)	$(2,740,331)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,572	108,255
Common stock issued for services	44,041	7,500
Stock based compensation expense	242,364	-
Amortization of debt discount	8,480,878	754,033
Gain on extinguishment of debt	(4,975,824)	-
Loss on derivative liability	1,612,610	-

Change in operating assets and liabilities:
Accounts receivable, net	(28,610)	(73,574)
Inventories, net	(324,177)	144,383
Prepaid expenses	15,802	72,414
Other current assets	(44,504)	-
Accounts payable	177,300	(954,077)
Accrued salaries and related expenses	12,209	-
Accrued royalties	14,044	-
Other accrued expenses	84,765	118,491
Deferred revenue	15,188	(159,150)

Net cash used in operating activities	(3,252,383)	(2,722,056)

Cash flows from investing activities:
Purchase of property and equipment	(112,421)	(273,978)
Net cash used in investing activities	(112,421)	(273,978)

Cash flows from financing activities:
Net change in short-term bank borrowings	(211,200)	106,785
Proceeds from issuance of preferred stock, net	7,250,000	-
Payment of preferred stock offering costs	(436,142)	-
Proceeds from related party notes	200,000	100,000
Repayment of related party notes	(200,000)	-
Proceeds from convertible debt	250,000	2,750,000

Net cash provided by financing activities	6,852,658	2,956,785

Net increase (decrease) in cash and cash equivalents	3,487,854	(39,249)

Cash and cash equivalents at beginning of period	434,503	139,393

Cash and cash equivalents at end of period	$3,922,357	$100,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$150,428	$23,797

Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity
Six months ended June 30, 2006:

During the six months ended June 30, 2006, the Company:

•	Converted $4,300,000 of convertible notes payable into 23,888,891 shares of common stock

•	Converted $450,000 of convertible notes payable held by Donald Tucker, a significant shareholder, and the Company’s President and Chief Executive Officer into 2,500,000 shares of common stock

•	Converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock

•	Issued 837,000 shares of common stock pursuant to a cashless exercise of 1,000,000 non qualified stock options issued in December 2003.

Six months ended June 30, 2005:

During the six months ended June 30, 2005 the Company:

•	Allocated $825,000 of the proceeds from a convertible note payable to the value of the warrants issued, recording it as a debt discount.

•	Converted a $500,000 note payable held by Donald Tucker, a significant shareholder, and $16,659 of accrued interest into 1,291,650 shares of common stock.

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of June 30, 2006 and the statements of operations and cash flows for the six months ended June 30, 2006 and 2005 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31 2005 was derived from the company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2005, included in Viking Systems, Inc’s Form 10-KSB filed on April 17, 2006 with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated March 20, 2006, which is included in our Form 10-K for the year ended December 31, 2005.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. During the six-months ended June 30, 2006 the Company generated net proceeds of approximately $6.9 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and continues to focus on increasing revenues and gross margins, reducing its fixed cost base and improving the Company’s working capital position. However, if anticipated improvements in operating results and cash flows from operations do not materialize, the Company will need to further reduce expenses. The Company also may require additional equity or debt financing to meet its working capital requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

3. INVENTORY

Details of our inventory account balances as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Inventories:
Parts and supplies	$296,912	$292,277
Work-in-progress	294,422	150,016
Finished goods	324,390	124,883

	$915,724	$567,176

4. STOCK-BASED COMPENSATION

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and six month periods ended June 30, 2006, the Company recorded $85,752 and $242,364 respectively, in non-cash stock-based compensation expense related to the implementation of SFAS 123R. As of June 30, 2006, there was approximately $968,020 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.67 years.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

5. STOCK-BASED COMPENSATION (continued)

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility of 79.7%, expected term of 10 years, risk-free interest rate of 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

The following table summarizes the stock option transactions during the six months ended June 30, 2006:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Contractual Life

Options outstanding December 31, 2005	5,706,000	$0.38	4.95
Granted	1,040,000	0.37	9.84
Exercised	(1,000,000)	0.02	-
Cancelled	(40,000)	0.53	-

Options outstanding March 31, 2006	5,706,000	0.45	6.27

Granted	1,590,000	0.43	9.88
Exercised	-
Cancelled	(520,000)	0.45	5.84

Options outstanding June 30, 2006	6,776,000	0.48	6.94

Options Exercisable at March 31, 2006	2,140,667	0.39	6.11

Options Exercisable at June 30, 2006	2,260,667	0.39	6.05

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

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

4. STOCK-BASED COMPENSATION (continued)

	For the three	For the six
	months	months
	ended June 30,	ended June 30,
	2005	2005
Net loss as reported	$(1,750,219)	$(2,740,331)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,749)	(33,499)
Pro forma net loss	$(1,766,968)	$(2,733,830)

Basic and diluted loss per share - as reported	$(0.06)	$(0.09)
Basic and diluted loss per share - proforma	$(0.06)	$(0.09)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

Expected life	10 years
Risk-free interest rate	4.86 - 5.23%
Dividend yield	-
Volatility	87-89%

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

6. SERIES B CONVERTIBLE PREFERRED STOCK

 In May 2006, our Board of Directors adopted a resolution designating a Series B preferred stock consisting of 8,000 shares. All 8,000 shares of Series B Preferred Stock (“Preferred Stock”) authorized have been issued. Each share of Series B Preferred, par value $0.001 per share, with a “Stated Value” of $1,000 per share, is convertible, subject to adjustments, into approximately 5,555 shares of common stock and warrants to purchase an additional 2,778 shares of common stock at an initial price of $0.35 per share.

In May, 2006 the Company issued the Series B Preferred for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. Proceeds from the sale of Series B Preferred consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

6. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

The Company expects to use the proceeds for general corporate purposes. The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Topic D-98: “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).

In accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” proceeds from the issuance of the Preferred Stock were allocated to the fair value of warrants issued in connection with the issuance of the Preferred Stock, and to the intrinsic value of the beneficial conversion feature (“BCF”) , based on their respective relative fair values. Based on this allocation, the fair value of the warrants totaling $3,590,050 was recorded as a discount to preferred stock and an increase to warrant derivative liability, and the intrinsic value of the BCF was recorded as a discount to preferred stock and as additional paid in capital.

The following table summarizes the valuation of the Series B Preferred for the three and six month periods ended June 30, 2006.

Convertible preferred stock	$8,000,000
Less:
Issuance costs	436,142
Fair value of warrants	3,590,050
Beneficial conversion feature	3,973,808

Subtotal	$0
Plus:
Accrued dividends	68,384
Accretion of discount to redemption value	8,000,000

Convertible preferred stock	$8,068,384

The Company recorded the accretion of the Series B Preferred discount to its redemption value at issuance, since the preferred shares were immediately convertible. Total accretion of the discount to the Series B Preferred redemption value was recorded as a change to additional paid in capital and to the net loss attributable to common stockholders, amounting to $8,000,000 as of June 30, 2006. In addition, the Company accreted the dividend on the preferred stock as a charge to additional paid in capital.

Following is a summary of the Series B Preferred stock rights, preferences and privileges:

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

6. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

Dividends. Holders of the Series B Preferred Stock (each a “Holder”) are entitled to receive cumulative dividends at the rate per share of (i) up to and including May 22, 2009, 8% per annum, (ii) from May 22, 2009 through and including May 22, 2010, 11% per annum, and (iii) after May 22, 2011, 14% per annum. Dividends shall be paid in cash or shares of Viking common stock, or a combination thereof, pursuant to the terms and conditions of the transaction documents. Dividends are payable on the first day following the end of each fiscal quarter of the Company. Dividends do not compound; provided, that if the Company fails to pay such dividends as required, then accrued but unpaid dividends shall bear an interest rate of eighteen percent (18%) per annum compounding daily. Under certain circumstances, if dividend payments have not been made, at the Holder’s option, unpaid dividends may be accreted to, and increase, the outstanding Stated Value.

During the three and six month periods ended June 30, 2006, the Company recorded preferred stock dividends of approximately $68,384 as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. All of this amount remained unpaid as of June 30, 2006.

Voting Rights. The holders of the Preferred Stock have no voting rights unless required under applicable state corporate law.

Liquidation. Upon any liquidation, dissolution, or winding-up of Viking, whether voluntary or involuntary (a “Liquidation”), the holders of Series B Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of Viking an amount equal to the stated value of the Series B Preferred Stock ($1,000 per share), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of Series B Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of Viking shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion. The stated value of the shares of Preferred Stock are initially convertible into shares of Viking’s common stock at a price of $.18 per share; however, the conversion price is subject to adjustment based upon certain conditions.  If all shares of Preferred Stock are converted into common stock at the initial conversion price, of which there can be no assurance, approximately 44,444,444 shares of common stock will be issued in such conversion. “Certain Price and Share Adjustments,” below, describes circumstances under which the Conversion Price may be modified.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

6. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

Certain Price and Share Adjustments.

a) Stock Dividends and Stock Splits. If Viking (A) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents; (B) subdivides outstanding shares of common stock into a larger number of shares; (C) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares; or (D) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of Viking, then the conversion price shall be adjusted accordingly.

b) Subsequent Equity Sales. If Viking sells or grants any option to purchase or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price of the Series B Preferred Stock (such lower price, the “Base Conversion Price” and such issuances collectively, a “Dilutive Issuance”), then the conversion price shall be reduced, by multiplying the conversion price by a fraction, the numerator of which is the number of shares of common stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of common stock that the actual cash offering price for such Dilutive Issuance would purchase at the then Exercise Price, and the denominator of which shall be the sum of the number of shares of common stock issued and outstanding immediately prior to the Dilutive Issuance plus the number of shares of common stock so issued or issuable in connection with the Dilutive Issuance, but in no event shall such adjustment reduce the Conversion Price to less than $0.05.

c) Subsequent Rights Offerings. If Viking shall issue rights, options, or warrants to all holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share that is lower than the effective value weighted average price (“VWAP”), then the conversion price shall be multiplied by a fraction of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights or warrants plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered (assuming delivery to Viking in full of all consideration payable upon exercise of such rights, options or warrants) would purchase at such VWAP. Such adjustment shall be made whenever such rights or warrants are issued, and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights, options or warrants.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

6. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

Redemptions. Subject to certain conditions, the Company, at any time after the four year anniversary of the date that the Company’s registration statement covering the shares of common stock issuable upon conversion of the Preferred Stock is declared effective by the Securities and Exchange Commission, may redeem shares of Preferred Stock at the Stated Value plus any accrued and unpaid dividends and any other amounts due in respect of the Preferred Stock.

Pursuant to the terms and conditions of the transaction documents, upon the occurrence of certain events (each a “Triggering Event”), each Holder has the right to require the Company to redeem Preferred Stock for cash or for shares of Viking common stock. Depending upon the nature of the Triggering Event the Holder would:

(1) receive in cash for each share of Preferred Stock, the sum of (i) the greater of (A) 130% of the Stated Value or (B) the product of (a) the VWAP on the Trading Day immediately preceding the date of the Triggering Event and (b) the Stated Value divided by the then Conversion Price, (ii) all accrued but unpaid dividends thereon and (iii) all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock, or

(2) either (a) redeem all of the Preferred Stock then held by such Holder for a redemption price, in shares of Common Stock, equal to a number of shares of Common Stock equal to the sum of (i) the greater of (A) 130% of the Stated Value or (B) the product of (a) the VWAP on the Trading Day immediately preceding the date of the Triggering Event and (b) the Stated Value divided by the then Conversion Price, (ii) all accrued but unpaid dividends thereon and (iii) all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock divided by 75% of the average of the 10 VWAPs immediately prior to the date of election to redeem Preferred Stock for common stock, or (b) increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter.

Registration Rights The Company and the Holders entered into a “Registration Rights Agreement” on May 22, 2006. Among other things, the Company was obligated to file a registration statement on Form SB-2 and cause such registration statement to become effective within 90 days (or 120 days in the event of a “full review” by the Securities and Exchange Commission). The agreement provides for liquidated damages by the Company to the Holders if the Company is unable to complete the registration, or subsequent registrations, or maintain such effectiveness.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. WARRANTS AND DERIVATIVE LIABILITY

The following table summarizes warrants outstanding as of June 30, 2006:

				Weighted
			Weighted	Average
		Range of	Average	Remaining
		Exercise	Exercise	Contractual
	Shares	Prices	Prices	Life

Warrants outstanding December 31, 2005	7,187,500	$0.40	$0.40	$3.10

Granted	25,694,451	0.35 - 0.75	0.38	4.83
Exercised		-	-
Cancelled	(1,187,500)	0.40	0.40	2.92

Warrants outstanding June 30, 2006	31,694,451	$0.35 - 0.75	$0.37	$4.41

During the six months ended June 30, 2006, the Company issued a total of 25,694,451 warrants to purchase shares of its common stock at a weighted average exercise price of $0.38. Included in this total are the following:

•	Warrants to purchase 22,222,222 shares at an exercise price of $0.35 per share granted to purchasers of the Series B Preferred Stock.
•	Warrants to purchase 606,951 shares at an exercise price of $0.35 granted to note holders in connection with the modification of convertible debt terms.
•
Warrants to purchase 1,388,889 shares at an exercise price of $0.50 per share, and 1,388,889 shares of common stock at an exercise price of $0.75 per share in connection with a $250,000 bridge financing agreement.

•	Warrants to purchase 87,500 shares granted to the Company’s President and CEO at an exercise price of $0.35 per share in connection with an agreement to relinquish 562,500 previously issued warrants.

During the six months ended June 30, 2006 the Company recorded the cancellation of 1,187,500 warrants to purchase common stock at an exercise price of $0.40 held by the Company’s President and CEO.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. WARRANTS AND DERIVATIVE LIABILITY (continued)

In accordance with the provisions of EITF-00-19, “Accounting for Derivative Instruments Indexed to and Potentially Settled in, a Company’s own Stock,” the fair value of warrants to purchase common stock issued in connection with the Preferred Stock, and all other issued and outstanding warrants, have been classified as derivative liabilities. Allocation of proceeds from the Preferred Stock financing resulted in the recording of $3,590,050 as an increase to the derivative liability. The fair value of previously issued and outstanding warrants, as measured on the issuance date, $2,751,242, was reclassified from additional paid-in capital to derivative liabilities. The measurement of fair value of the warrants on June 30, 2006 was $7,953,902. The consequent change of $1,612,610 between the measurement dates in the value of the warrants required an increase in the derivative liability and a derivative loss in the amount of $1,612,610.

8. CONVERTIBLE NOTES PAYABLE

On April 22, 2006 the holders of convertible notes with an aggregate principal balance of $4,750,000 agreed to extend the term of the notes until May 31, 2006 and to convert the notes into common shares at $0.18 per share, instead of $0.20. Viking has agreed to register with the Securities and Exchange Commission and applicable state securities agencies, the shares of common stock that are issuable upon the conversion of the notes and the shares of common stock that underlie the warrants.

In April 2006, the Company received $250,000 through the issuance of a convertible note.  The note accrued interest at 10% per annum and was unsecured. In May 2006, the noteholder converted the note into 250 shares of Series B Preferred Stock. In connection with the issuance of this note, the Company recorded debt discount and additional paid in capital in the amount of $250,000 based on the intrinsic value of the beneficial conversion feature. The entire discount amount was amortized as other expense during the three months ended June 30, 2006.

Concurrent with the closing of the Series B Preferred Stock transaction, note-holders converted $5,500,000 of debt into equity instruments: $4,750,000 of the notes were converted into 26,388,891 shares of common stock and $750,000 of the notes were converted into 750 shares of Series B Preferred Stock. Each share of the Series B Stock is convertible, subject to adjustments, into approximately 5,555 shares of common and 2,778 warrants to purchase common stock.

In April 2006 the Company and note holders agreed to modify certain terms of convertible notes totaling $5,250,000. The revised conversion terms were sufficiently different from the initial conversion terms of the notes, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments”.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

8. CONVERTIBLE NOTES PAYABLE (continued)

The original notes converted into common stock at a rate of $0.20 per share with 25% warrant coverage with warrants to purchase common stock exercisable at $0.40 per share. The new terms provided conversion into common stock at $0.18 per share and 25% warrant coverage with warrants to purchase common stock exercisable at $0.35 per share. As a result, the Company recorded a $4,975,824 gain on debt extinguishment in the current quarter representing the difference between the deemed reacquisition value of the convertible notes on the date the conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176). Upon conversion of this $5,250,000 in convertible notes, the Company issued 26,388,891 shares of common stock and 6,694,451 warrants to purchase shares of common stock.

9. COMMON STOCK

During the quarter ended June 30, 2006 the Company increased the number of authorized shares of common stock from 150,000,000 to 200,000,000. In addition, during the quarter, the Company recorded the issuance of 55,000 shares in connection with a consulting agreement entered into in June 2005. The Company also entered into an agreement with its Investor Relations firm to issue up to 250,000 shares at a quarterly rate of 62,500 shares, with the first issuance scheduled to be made on August 31, 2006.

10. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, Viking Systems
•	Converted a $450,000 related party note payable to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO, into 2,500,000 shares of common stock.
•	Had an unsecured note payable to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO, in the amount of $200,000. This note was repaid on June 14, 2006.
•	Issued 87,500 warrants to purchase common stock at an exercise price of $0.35 per share to Donald E. Tucker, a significant shareholder, and the Company's President and CEO.
•
Cancelled 1,187,500 warrants to purchase common stock at an exercise price of $0.40 per share that were previously issued to Donald E. Tucker, a significant shareholder, and the Company's President and CEO.

During the six months ended June 30, 2005, Viking Systems
•
Issued 1,291,650 shares of common stock to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO upon conversion of related party convertible notes payable of $500,000 and interest of $16,660.

•	Had convertible notes payable at June 30, 2005 to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO, totaling $950,000.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

•
Entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provided for a maximum borrowing of $200,000 and was secured by the assets of Viking Systems. The loan was also secured by a $200,000 certificate of deposit owned by Donald E. Tucker, a significant shareholder, and the Company’s President and CEO.

11. SUBSEQUENT EVENTS

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of $4,450,000 of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the recently completed Series B Preferred Stock transaction, we were unable to include the securities of the former Note holders in the first registration statement. We anticipate a registration statement covering the Securities of these investors will be filed during the third or fourth quarter of 2006.

On July 26, 2006, we received a letter from one of the of the Note purchasers whose shares had been converted into common stock. Such letter claimed that because we did not file a registration statement covering their shares, its conversion was null and void and its previous loan amount, $1,500,000 was immediately due and payable and would accrue interest until paid at the rate of 15% per cent per annum. This letter was subsequently withdrawn by such Note purchaser.

We have agreed to pay all Note purchasers, who elect to receive it, a registration delay fee of one percent per month of their initial Note principal balance. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Based on this agreement, we have accrued a liability of $10,200 for such fees as of June 30, 2006.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada Corporation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," "our" and the “Company” refer to Viking Systems, Inc.

Overview

 Viking Systems, Inc. designs, manufactures, and markets FDA cleared high performance laparoscopic vision systems. Viking’s primary product is the EndoSite 3Di Digital Vision System (the “EndoSite 3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with an initial focus on applications in urology, bariatrics, and laparoscopic gynecology. Viking Systems also manufactures advanced two dimensional (“2-D”) digital cameras that are sold through strategic partner and Original Equipment Manufacture (“OEM”) programs.

Viking’s technology and know-how center on its core technical competencies in optics, digital imaging, sensors, surgical robotics, and image management. Viking’s focus is to deliver advanced integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in complex, minimally invasive surgical procedures.

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

As of August 17, 2006, we had an installed base of more than twenty 3-D vision systems worldwide and more than 500 2-D digital cameras with OEM partners, including Boston Scientific Corporation (“Boston Scientific”, NYSE: BSX) and Medtronic, Inc. (“Medtronic”, NYSE: MDT). The list price for products range from $125,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada Corporation.

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

Other Long-Lived Asset Valuations. Long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the six months ended June 30, 2006 no impairment of long-lived assets was recorded.

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

Valuation of Derivative Liabilities. At each subsequent balance sheet date, the fair value of all warrants will be remeasured, and any changes in the fair value will be recorded as a gain or loss on derivatives in the statement of operations.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended June 30, 2006 Compared to the Three and Six Month Periods Ended June 30, 2005

Revenues. For the three months ended June 30, 2006, we had product sales $883,180 compared to product sales of $1,082,413 for the three months ended June 30, 2005. This represents a decrease of $199,233 or 18%. Sales to individual customers exceeding 10% or more of revenues in the three months ended June 30, 2006 were to three customers who accounted for 25.5%, 12.2%, and 11.5% of revenues, respectively. For the six months ended June 30, 2006, we had product sales of $2,138,024 compared to product sales of $1,958,816 for the six months ended June 30, 2005. This represents an increase of $179,208 or 9%. Sales to individual customers exceeding 10% or more of revenues in the three months ended June 30, 2006 were to three customers who accounted for 19.6%, 18.3%, and12.3% of revenues, respectively.

Gross Profit. We had gross profit of $140,357 or 16% of total revenues for the three months ended June 30, 2006 and gross profit of $275,988 or 25% of total revenues for the three months ended June 30, 2005, representing a decrease of $135,631. The decrease in gross profit during the second quarter of 2006 was due to decreased sales compared to the prior quarter and to a mix of lower margin product revenues. We had gross profit of $505,324 or 24% of total revenues for the six months ended June 30, 2006 and gross profit of $533,166 or 27% of total revenues for the six months ended June 30, 2005, representing a decrease of $27,842. The decrease in gross profit during the first half of 2006 was due to a mix of lower margin product revenues

Sales and Marketing Expenses. Selling and Marketing expenses were $1,135,241 for the three months ended June 30, 2006 and $695,225 for the three months ended June 30, 2005. For the six months ended June 30, 2006 Selling and Marketing expenses were $2,009,609 compared to $1,169,043 for the six months ended June 30, 2005. The year-over-year increase in sales and marketing expenses was due to the increased efforts to develop market awareness and to build our sales organization for our 3Di products. We expect that our selling and marketing expenses will continue to increase as we establish our 3Di Systems business.

Research and Development Expenses. Research and Development expenses were $314,036 for the three months ended June 30, 2006 and $235,904 for the three months ended June 30, 2005. For the six months ended June 30, 2006 Research and Development expenses were $624,260 compared to $427,280 for the six months ended June 30, 2005. The year-over-year increase is due to the continued development of our 3Di product line. We expect that our research and development expenses will remain at their current levels as we continue to develop, maintain and support our current products.

General and Administrative Expenses.  We had General and Administrative expenses of $684,434 for the three months ended June 30, 2006 and $337,476 for the three months ended June 30, 2005. For the six months ended June 30, 2006 General and Administrative expenses were $1,213,624 compared to $829,242 for the six months ended June 30, 2005. We expect that our General and Administrative expenses will increase from their current levels as we hire additional personnel, implement and document internal controls in connection with our efforts to become compliant with requirements of Section 404 of The Sarbanes - Oxley Act of 2002 and expend resources on the implementation of a new ERP system.

Other Income and Expenses. We had interest income of $21,787 and a $4,975,824 gain on the extinguishment of debt for both the three months and the six months ended June 30, 2006. We had no such income in the comparable periods in 2005. Interest income in 2006 resulted from the proceeds of our recent preferred stock financing being deposited in interest bearing accounts. The gain on extinguishment of debt resulted from the difference between the deemed reacquisition value of the convertible notes on the date conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under new conversion terms ($274,176). We had non-cash amortization of debt discount expenses of $5,500,000 for the three months ended June 30, 2006 and amortization of debt discount expenses of $687,501 for the three months ended June 30, 2005, representing an increase of $4,812,499. Amortization of debt discount expenses for the six months ended June 30, 2006 totaled $8,480,878 and for the six months ended June 30, 2005 were $754,033, representing an increase of $7,726,845. The increase is due primarily to the inclusion in 2006 of $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes when their conversion terms were modified. For the three months and six months ending June 30, 2006 we also recognized the fair value of all the Company’s warrants with a non-cash derivative liability expense of $1,612,610.

Net Income (Loss). We had a net loss of $4,268,937 for the three months ended June 30, 2006 and a net loss of $1,750,219 for the three months ended June 30, 2005, representing a year-over-year increase in our net loss of $2,518,718 for the second quarter of 2006 compared to the second quarter of 2005. We had a net loss of $8,744,041 for the six months ended June 30, 2006 and a net loss of $2,740,331 for the six months ended June 30, 2005, representing a year-over-year increase in our net loss of $6,003,710 for the second half of 2006 compared to the second half of 2005.We incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di product line, and maintaining operations of the Visualization business. During 2006 we also incurred $8,480,878 in non-cash interest expense related to the amortization of the debt discount on the Convertible Notes and $1,612,610 in non-cash derivative loss, partially offset by a $4,975,824 gain on the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through June 30, 2006, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements, and $5,700,000 through the issuance of convertible promissory notes. As of June 30, 2006, we had cash, cash equivalents and short-term investments of $3,922,357 compared to $434,503 as of December 31, 2005. We incurred operating losses in 2006 and 2005, and at June 30, 2006, had an accumulated deficit of approximately $18,588,181.

Net cash used in operating activities was $3,252,383 and $2,722,056 during the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in net cash used in operating activities during 2006 compared to 2005 was attributable primarily to an investment in inventories and the increased operating expenses associated with expanding the Company’s business activities.

Net cash used in investing activities was $112,421 and $273,978 during the six months ended June 30, 2006 and June 30, 2005, respectively. The higher level of cash used in investing activities in 2005 was attributable to purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts.

Cash flow provided by financing activities was $6,852,658 and $2,956,785 during the six months ended June 30, 2006 and June 30, 2005, respectively. The cash flows from financing activities in 2006 consisted of $6,813,858 in net proceeds from our preferred stock financing, $250,000 from notes payable, partially offset by a $211,200 reduction in short-term bank borrowings. In 2005 we received $2,850,000 in proceeds from convertible notes payable and $106,785 in short-term bank borrowings.

We have a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which expires in September 2006 and is subject to annual renewals. As of June 30, 2006, we had no outstanding borrowing under this credit facility. Additionally, we are continuing our efforts to achieve profitability through increased sales and profit margins. There can be no assurance that we will be successful in our efforts to achieve profitable operations. If we are unable to do so we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the recently completed Series B Preferred Stock transaction, we were unable to include the securities of the former Note holders in the first registration statement. We anticipate a registration statement covering the Securities of these investors will be filed during the third or fourth quarter of 2006. Subsequent to the end of the quarter, we agreed to pay a delay fee to the note purchasers of one percent per month to those former Note holders who elect to receive a fee. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Given the former Note holders who have waived the fee to date, we expect the aggregate monthly delay fee to be no more than $34,000. We are unable to predict when the delay fee will terminate.

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

Additional Financing Requirements. We will likely be required to seek additional financing in order to fund our operations and carry out our business plan. In order to fund our operations and effect additional acquisitions, we will be required to obtained additional capital. There can be no assurance that such financing will be available on acceptable terms, or at all and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Report of Independent Registered Public Accounting Firm includes a Going Concern Explanatory Paragraph. The report of our Independent Registered Public Accounting Firm dated March 20, 2006 for the year ended December 31, 2005, included a going concern explanatory paragraph which stated that our significant operating losses and working capital deficit at December 31 2005 raise substantial doubt about our ability to continue as a going concern subsequent to the date of their report. We sold $7,250,000 of our Series B Preferred shares for cash. In addition, in connection with this financing, holders of our convertible notes payable converted notes into shares of common and preferred stock. We believe these transactions address the near-term liquidity concerns raised by our Independent Registered Public Accounting Firm.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       (a)     Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities. During the quarter ended June 30, 2006, we issued 26,388,891 shares of our common stock in an unregistered transaction. Such shares were issued in connection with the conversion of convertible promissory notes into shares of our common stock at the price of $.18 per share On May 22, 2006, we issued 8,000 shares of our Series B Preferred Stock for aggregate consideration of $8,000,000. Such shares of common stock and Series B Preferred Stock were not registered and were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. On May 22, 2006 the holder of 27,121,150 shares of our common stock out of the 35,418,550 shares of common stock issued and outstanding consented in writing to a proposal to change our domicile from the state of Nevada to the State of Delaware and to amend our Articles of Incorporation to increase the number of shares of common stock which we are authorized to issue from 150,000,000 to 200,000,000. This consent was obtained in lieu of holding a Meeting of Shareholders. A Preliminary Information Statement and a Final Information Statement on Schedule 14(c) were filed with the Securities and Exchange Commission in connection with such written consent and we effected the amendment to increase our authorized shares. The change of domicile and increase in authorized shares were effective as of July 25, 2006.

Item 5. Other Information.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan was secured by the assets of the Company. The loan was also secured by a $200,000 certificate of deposit owned by Donald Tucker, a significant shareholder and the Company’s President and Chief Executive Officer. We terminated the Loan and Security Agreement on June 6, 2006.

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

Dated: August 21, 2006	VIKING SYSTEMS, INC.

By /s/ Donald Tucker
Chief Executive Officer, President

By /s/ Gregory M. Decker
Chief Financial Officer