Form 10QSB
period 2006-09-30
VIKING SYSTEMS INC
filed 2006-11-16
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No ☐   (2) Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Common Stock outstanding on September 30, 2006; 61,864,941 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2006

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,836,595	$434,503
Accounts receivable, net	911,850	248,258
Inventories	1,345,806	567,176
Prepaid expenses	15,708	48,148
Other current assets	84,049	34,789
Total current assets	4,194,008	1,332,874

Property and equipment, net	519,487	377,632

Total Assets	$4,713,495	$1,710,506

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$859,152	$515,781
Accrued payroll and related expenses	229,067	230,773
Accrued royalties	163,450	84,658
Other accrued expenses	345,132	112,916
Deferred revenue	68,844	-
Short-term bank borrowings	395,873	211,200
Short term capital leases	36,235	-
Related party convertible notes payable	-	766,918
Convertible notes payable net of debt discount	-	1,502,158
Derivative liability	4,404,063	-

Total current liabilities	6,501,816	3,424,404

Long term liabilities
Capital lease obligations	87,404	-

Commitments and contingencies

Series B preferred stock, $0.001 par value; 8,000 shares authorized, issued and outstanding at September 30, 2006. No shares authorized, issued and outstanding at December 31, 2005 (aggregate liquidation preference of $8,229,699 and $0 at September 30, 2006 and December 31, 2005, respectively)	8,229,699	-

Stockholders' deficit
Preferred stock, $.001 par value, 25,000,000 shares authorized, 8,000 and 0 shares of Series B preferred stock issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 61,864,941and 34,526,550 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	61,865	34,528
Additional paid-in capital	6,919,644	8,095,714
Accumulated deficit	(17,086,933)	(9,844,140)

Total stockholders' deficit	(10,105,424)	(1,713,898)

Total liabilities and stockholders' deficit	$4,713,495	$1,710,506

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations -- Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales, net	$1,514,591	$1,117,806	$3,652,615	$3,076,622
Cost of sales	1,012,554	797,936	2,645,254	2,223,586

Gross profit	502,037	319,870	1,007,361	853,036

Operating expenses:
General and administrative	706,777	418,928	1,920,401	1,248,172
Selling and marketing	1,311,849	734,915	3,321,458	1,903,956
Research and development	445,023	242,421	1,069,283	669,701

Total operating expenses	2,463,649	1,396,264	6,311,142	3,821,829

Operating loss	(1,961,612)	(1,076,394)	(5,303,781)	(2,968,793)

Other income (expense):
Interest income	31,147	-	52,934	-
Interest expense	(118,126)	(79,059)	(424,121)	(172,958)
Gain on extinguishment of debt	-	-	4,975,824	-
Amortization of debt discount	-	(924,590)	(8,480,878)	(1,678,623)
Gain on derivative liability	3,549,839	-	1,937,229	-

Net income (loss)	$1,501,248	$(2,080,043)	$(7,242,793)	$(4,820,374)

Accretion of Series B Preferred Stock to redemption value including dividend accrued	(161,315)	-	(8,229,699)	-

Net income (loss) applicable to common stockholders	$1,339,933	$(2,080,043)	$(15,472,492)	$(4,820,374)

Basic earnings (loss) per share	$0.02	$(0.06)	$(0.32)	$(0.15)

Basic weighted average shares	61,864,941	33,403,000	47,769,802	32,027,000

Diluted earnings (loss) per common share	$0.01	$(0.06)	$(0.32)	$(0.15)

Diluted weighted average shares	106,536,537	33,403,000	47,769,802	32,027,000

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Unaudited Statements of Cash Flows for the Nine Months ended September 30

	2006	2005
Cash flows from operating activities:
Net loss	$(7,242,793)	$(4,820,374)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,859	188,114
Common stock issued for services	44,041	101,694
Stock based compensation expense	540,229	22,000
Amortization of debt discount	8,480,878	1,678,623
Gain on extinguishment of debt	(4,975,824)	-
Gain on derivative liability	(1,937,229)	-

Change in operating assets and liabilities:
Accounts receivable, net	(663,592)	(492,103)
Inventories, net	(754,259)	165,491
Prepaid expenses	32,440	57,408
Other current assets	(49,260)	-
Accounts payable	343,371	(778,713)
Accrued salaries and related expenses	(1,706)	-
Accrued royalties	78,792	-
Other accrued expenses	232,216	200,929
Deferred revenue	68,844	(159,150)

Net cash used in operating activities	(5,523,993)	(3,836,081)

Cash flows from investing activities:
Purchase of property and equipment	(322,446)	(358,520)
Net cash used in investing activities	(322,446)	(358,520)

Cash flows from financing activities:
Net change in short-term bank borrowings	184,673	366,471
Proceeds from issuance of preferred stock, net	7,250,000	-
Payment of preferred stock offering costs	(436,142)	-
Proceeds from related party notes	200,000	100,000
Repayment of related party notes	(200,000)	-
Proceeds from convertible debt	250,000	3,750,000

Net cash provided by financing activities	7,248,531	4,216,471

Net increase in cash and cash equivalents	1,402,092	21,870

Cash and cash equivalents at beginning of period	434,503	139,393

Cash and cash equivalents at end of period	$1,836,595	$161,263

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$332,754	$79,060

Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity
Nine months ended September 30, 2006:

During the nine months ended September 30, 2006, the Company:

•	Converted $4,300,000 of convertible notes payable into 23,888,891 shares of common stock

•	Converted $450,000 of convertible notes payable held by Donald Tucker, a significant shareholder, and the Company’s President and Chief Executive Officer into 2,500,000 shares of common stock

•	Converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock

•	Issued 837,000 shares of common stock pursuant to a cashless exercise of 1,000,000 non qualified stock options issued in December 2003

•	Acquired computer equipment and software through capital leases in the amount of $123,639

Nine months ended September 30, 2005:

During the nine months ended September 30, 2005 the Company:

•	Allocated $825,000 of the proceeds from a convertible note payable to the value of the warrants issued, recording it as a debt discount.

•	Converted a $500,000 note payable held by Donald Tucker, a significant shareholder, and $16,659 of accrued interest into 1,291,650 shares of common stock.

•	Converted a $500,000 note payable into 2,500,000 shares of common stock.

•	Recorded deferred compensation of $88,000 for common stock issued with a consulting agreement.

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of September 30, 2006 and the statements of operations and cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2005 was derived from the company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2005, included in Viking Systems, Inc’s Form 10-KSB filed on April 17, 2006 with the Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September 30, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

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

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. During the nine-months ended September 30, 2006 the Company generated net proceeds of approximately $7.2 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and continues to focus on increasing revenues and gross margins, reducing its fixed cost base and improving the Company’s working capital position. However, if anticipated improvements in operating results and cash flows from operations do not materialize, the Company will need to further reduce expenses. The Company also may require additional equity or debt financing to meet its working capital requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

3. EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Basic
Net income (loss) applicable to common stockholders	$1,339,933	$(2,080,043)	$(15,472,492)	$ (4,820,374)

Basic weighted average shares	61,864,941	33,403,000	47,769,802	32,027,000

Basic earnings (loss) per share	$0.02	$(0.06)	$(0.32)	$(0.15)
Diluted Net income (loss) applicable	1,501,247	$(2,080,043)	$(15,472,492)	$(4,820,374)
Weighted average common shares outstanding	61,864,941	33,403,000	47,769,802	32,027,000
Add: Conversion of Preferred Series B	44,444,444	-	-	-
Exercise of stock options	227,152	-	-	-
Diluted weighted average shares	106,536,537	33,403,000	47,769,802	32,027,000
Diluted earnings (loss) per common share	$0.01	$(0.06)	$(0.32	$(0.15)

Due to the net losses for the three months ended September 30, 2005 and nine month ended September 30, 2006 and 2005, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three month period ended September 30, 2005 and nine month periods presented are the same. Additionally, there were no dividends paid during these reporting periods.

Options to purchase 4,991,000 shares of common stock were outstanding during the three months ended September 30, 2006 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

4. INVENTORY

Details of our inventory account balances as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Inventories:
Parts and supplies	$526,055	$292,277
Work-in-progress	284,644	150,016
Finished goods	535,107	124,883
	$1,345,806	$567,176

5. STOCK-BASED COMPENSATION

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and nine month periods ended September 30, 2006, the Company recorded $82,801 and $325,165 respectively, in non-cash stock-based compensation expense related to the implementation of SFAS 123R. As of September 30, 2006, there was approximately $796,943 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 8.65 years.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 89.25%, expected term of 10 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

5. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the stock option transactions during the nine months ended September 30, 2006:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Contractual Life
Options outstanding December 31, 2005	5,706,000	$0.38	4.95
Granted	2,800,000	0.37	8.94
Exercised	(1,000,000)	0.02	-
Cancelled	(590,000)	0.50	-
Options outstanding September 30, 2006	6,916,000	0.43	6.75

Options exercisable at September 30, 2006	3,768,000	0.43	5.61

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

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net loss as reported	$(2,080,043)	$(4,820,374)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,425)	(76,850)
Pro forma net loss	$(2,118,468)	$(4,897,224)

Basic and diluted loss per share - as reported	$(0.06)	$(0.15)
Basic and diluted loss per share - proforma	$(0.06)	$(0.15)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

Expected life	10 years
Risk-free interest rate	4.17%
Dividend yield	-
Volatility	161.48%

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

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

7. SERIES B CONVERTIBLE PREFERRED STOCK

 In May 2006, our Board of Directors adopted a resolution designating a Series B preferred stock consisting of 8,000 shares. All 8,000 shares of Series B Preferred Stock (“Preferred Stock”) authorized have been issued. Each share of Series B Preferred, par value $0.001 per share, with a stated value of $1,000 per share (“Stated Value”), is convertible, subject to adjustments, into approximately 5,555 shares of common stock and warrants to purchase an additional 2,778 shares of common stock at an initial price of $0.35 per share.

In May, 2006 the Company issued the Series B Preferred for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. Proceeds from the sale of Series B Preferred consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

The Company applied the proceeds for general corporate purposes. The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Topic D-98: “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

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

The following table summarizes the valuation of the Series B Preferred for the three and nine month periods ended September 30, 2006.

Convertible preferred stock	$8,000,000
Less:
Issuance costs	436,142
Fair value of warrants	3,590,050
Beneficial conversion feature	3,973,808

Subtotal	$-
Plus:
Accrued dividends	229,699
Accretion of discount to redemption value	8,000,000

Convertible preferred stock	$8,229,699

The Company recorded the accretion of the Series B Preferred discount to its redemption value at issuance, since the preferred shares were immediately convertible. Total accretion of the discount to the Series B Preferred redemption value was recorded as a charge to additional paid in capital and to the net loss attributable to common stockholders, amounting to $8,000,000 as of September 30, 2006. In addition, the Company accreted the dividend on the preferred stock as a charge to additional paid in capital.

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

During the three and nine month periods ended September 30, 2006, the Company recorded preferred stock dividends of approximately $161,315 and $229,699, respectively, as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. All dividends accrued to date remain unpaid as of September 30, 2006. The Company may request that the preferred B shareholders consent to receive payment of dividends in shares of the Company’s stock.

Voting Rights. The holders of the Preferred Stock have no voting rights unless required under applicable state corporate law.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

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

7. SERIES B CONVERTIBLE PREFERRED STOCK (continued)

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

Our initial registration statement became effective within 90 days and a subsequent registration statement was recently filed and is currently being reviewed for approval with the Securities and Exchange Commission. The Company is currently in compliance with the effectiveness requirement of the registration rights agreement and does not currently have any liabilities for liquidated damages to the holders.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

8. WARRANTS AND DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock outstanding as of September 30, 2006:

	Shares	Range of Exercise Prices	Weighed Average Exercise Prices	Weighted Average Remaining Contractual Life

Warrants outstanding December 31, 2005	7,187,500	$0.40	$0.40	$3.10

Granted	25,684,722	0.35 - 0.75	0.38	4.58
Exercised	-	-	-	-
Cancelled	(1,187,500)	0.40	0.40	2.67

Warrants outstanding September 30, 2006	31,684,722	$0.35 - 0.75	$0.37	$4.16

Included in the total of 25,684,722 warrants granted during the nine months ended September 30, 2006 to purchase common shares are the following:

•	Warrants to purchase 22,222,222 shares at an exercise price of $0.35 per share granted to purchasers of the Series B Preferred Stock.

•	Warrants to purchase 606,951 shares at an exercise price of $0.35 granted to note holders in connection with the modification of convertible debt terms.

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

During the nine months ended September 30, 2006 the Company recorded the cancellation of 1,187,500 warrants to purchase common stock at an exercise price of $0.40 held by the Company’s President and CEO.

Evaluation of criteria under Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Instruments Indexed to and Potentially Settled in, a Company’s own Stock,” resulted in the determination that the fair value of warrants to purchase common stock issued in connection with the Preferred Stock, and all other issued and outstanding warrants, should be classified as derivative liabilities. In accordance with EITF 00-19, warrants classified as derivative liabilities are marked to market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. The fair value of the warrants on September 30, 2006 was $4,404,063 on September 30, 2006 and the change in fair value of $3,549,839 during the quarter ended September 30, 2006 required an decrease in the derivative liability and a derivative gain in the amount of $3,549,839.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

9. CONVERTIBLE NOTES PAYABLE

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

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors, including $2,000,000 in the 4th quarter of 2005. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of $4,750,000 of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the recently completed Series B Preferred Stock transaction, we were unable to include the securities of the former Note holders in the first registration statement. We anticipate a registration statement covering the Securities of these investors will be filed during the fourth quarter of 2006.

We have agreed to pay all Note purchasers, who elect to receive it, a registration delay fee of one percent per month of their initial Note principal balance. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Based on this agreement, we are accruing approximately $34,000 per month and as of September 30, 2006, we have accrued a total of $84,300 for such fees.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

10. COMMON STOCK

During the quarter ended September 30, 2006 the Company entered into an agreement with its investor relations firm to issue up to 250,000 shares at a quarterly rate of 62,500 shares, with the first issuance expected to be made in the subsequent quarters.

11. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, Viking Systems

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

During the nine months ended September 30, 2005, Viking Systems

•
Issued 1,291,650 shares of common stock to Donald E. Tucker, a significant shareholder, and effective May 31, 2006, the Company’s President and CEO upon conversion of related party convertible notes payable of $500,000 and interest of $16,659.

•	Had convertible notes payable at September 30, 2005 to Donald E. Tucker, a significant shareholder, and effective May 31, 2006, the Company’s President and CEO, totaling $200,000.
•
Entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provided for a maximum borrowing of $200,000 and was secured by the assets of Viking Systems. The loan was also secured by a $200,000 certificate of deposit owned by Donald E. Tucker, a significant shareholder, and since May 31, 2006, the Company’s President and CEO.

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

As of September 30, 2006, we had an installed base of more than twenty 3-D vision systems worldwide and more than 500 2-D digital cameras with OEM partners, including Boston Scientific Corporation (“Boston Scientific”, NYSE: BSX) and Medtronic, Inc. (“Medtronic”, NYSE: MDT). The list price for products range from $125,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada Corporation.

Use of Estimates and Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Viking Systems’ Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition and stock based compensation and derivative liabilities. Management bases its estimates and judgments on historical experience of the operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other Long-Lived Asset Valuations. Long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the nine months ended September 30, 2006 no impairment of long-lived assets was recorded.

Revenue Recognition. Net revenue includes sales of hardware and services (including extended service contracts and professional services). These products and services are sold either separately or as part of a multiple-element arrangement. Viking allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. The allocation of fair value for a multiple-element arrangement is based on vendor specific objective evidence (“VSOE”) or in absence of VSOE for delivered elements, the residual method. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Viking defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

Product revenue is recognized, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Revenue from extended warranty and service contracts, for which Viking is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed.

Viking Systems’ revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the product has been shipped, the selling price is fixed or determinable, and collection is reasonably assured. Most sales are F.O.B. shipping point, therefore shipment is deemed to have occurred when the product is delivered to the transportation carrier. Most of Viking Systems’ sales through September 30, 2006 have been for products that did not include installation services. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. The sales of products do not require specific customer acceptance provisions and do not include the right of return except in cases where the product does not function as guaranteed by Viking Systems. To date, returns have not been significant. Shipping and handling costs are included in cost of sales.

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

Valuation of Derivative Liabilities. At each subsequent balance sheet date, the fair value of all warrants are remeasured, and any changes in the fair value are recorded as a gain or loss on derivatives in the statement of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended September 30, 2006 Compared to the Three and Nine Month Periods Ended September 30, 2005

Sales. For the three months ended September 30, 2006, we had sales $1,514,591 compared to sales of $1,117,806 for the three months ended September 30, 2005. This represents a increase of $396,785 or 35%. Sales to individual customers exceeding 10% or more of revenues in the three months ended September 30, 2006 were to three customers who accounted for 25.5%, 14.5%, and 11.7% of revenues, respectively. For the nine months ended September 30, 2006, we had product sales of $3,652,615 compared to product sales of $3,076,622 for the nine months ended September 30, 2005. This represents an increase of $575,993 or 19%. Sales to individual customers exceeding 10% or more of revenues in the nine months ended September 30, 2006 were to three customers who accounted for 21.2%, 17.7%, and 13.4% of revenues, respectively.

Gross Profit. We had gross profit of $502,037 or 33% of total revenues for the three months ended September 30, 2006 and gross profit of $319,870 or 29% of total revenues for the three months ended September 30, 2005, representing an increase of $182,167. The increase in gross profit during the third quarter of 2006 was due to increased sales compared to the prior quarter and to a mix of higher margin product revenues. We had gross profit of $1,007,361 or 28% of total revenues for the nine months ended September 30, 2006 and gross profit of $853,036 or 28% of total revenues for the nine months ended September 30, 2005, representing a increase of $154,325. The increase in gross profit during the nine months of 2006 was due to increased sales and a mix of higher margin product revenues.

Sales and Marketing Expenses. Selling and Marketing expenses were $1,311,849 for the three months ended September 30, 2006 and $734,915 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 Selling and Marketing expenses were $3,321,458 compared to $1,903,956 for the nine months ended September 30, 2005. The year-over-year increase in sales and marketing expenses was due to the increased efforts to develop market awareness and to build our sales organization for our 3Di products. We expect that our selling and marketing expenses will continue to increase as we establish our 3Di Systems business. During the three and nine months ended September 30, 2006, we recorded $215,064 in non-cash, stock based compensation expense in connection with a marketing consulting agreement.

Research and Development Expenses. Research and Development expenses were $445,023 for the three months ended September 30, 2006 and $242,421 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 Research and Development expenses were $1,069,283 compared to $669,701 for the nine months ended September 30, 2005. The year-over-year increase is due to the continued development of our 3Di product line as well as the development of OEM customer product lines for new customers. We expect that our research and development expenses will increase from current levels as we continue to develop, maintain and support our current products and introduce new products.

General and Administrative Expenses.  We had General and Administrative expenses of $706,777 for the three months ended September 30, 2006 and $418,928 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 General and Administrative expenses were $1,920,401 compared to $1,248,172 for the nine months ended September 30, 2005. We expect that our General and Administrative expenses will increase from their current levels as we implement and document internal controls in connection with our efforts to become compliant with requirements of Section 404 of The Sarbanes - Oxley Act of 2002 and expend resources on the implementation of a new ERP system. During the nine months ended September 30, 2006 we recorded $325,165 in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R).

Other Income and Expenses. We had interest income of $31,147 for the three months ended September 2006 and interest income of $52,934 and a $4,975,824 gain on the extinguishment of debt for the nine months ended September 30, 2006. We had no such income in the comparable periods in 2005. Interest income in 2006 resulted from the proceeds of our May 2006 preferred stock financing being deposited in interest bearing accounts. In April 2006 the Company and note holders agreed to modify certain terms of convertible notes totaling $5,250,000. As a result, the Company recorded a $4,975,824 gain on debt extinguishment representing the difference between the deemed reacquisition value of the convertible notes on the date the conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176).

We had no non-cash amortization of debt discount expenses for the three months ended September 30, 2006 and amortization of debt discount expenses of $924,500 for the three months ended September 30, 2005. Amortization of debt discount expenses for the nine months ended September 30, 2006 totaled $8,480,878 and for the nine months ended September 30, 2005 were $1,678,623, representing an increase of $6,802,255. The increase is due primarily to the inclusion in 2006 of $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes when their conversion terms were modified. We also adjusted the fair value of all the Company’s warrants with the recognition of a non-cash derivative liability gain of $3,549,839 for the three months ended September 30, 2006 and a non-cash derivative liability gain of $1,937,229 for the nine months ended September 30, 2006.

Net Income (Loss). We had net income of $1,501,248 for the three months ended September 30, 2006 and a net loss of $2,080,043 for the three months ended September 30, 2005. During the quarter ended September 30, 2006 we recorded a gain on the derivative liability in the amount of $3,549,839, which more than offset our operating loss of $1,961,612. We had a net loss of $7,242,793 for the nine months ended September 30, 2006 and a net loss of $4,820,374 for the nine months ended September 30, 2005, representing a year-over-year increase in our net loss of $2,422,419 for the nine months of 2006 compared to the nine months of 2005.We incurred significant costs operating our business, and implementing our sales and marketing plan,. During the nine months ended September 30, 2006 we also incurred $8,480,878 in non-cash interest expense related to the amortization of the debt discount on the Convertible Notes, partially offset by a $4,975,824 gain on the extinguishment of debt and $1,937,229 in non-cash derivative gain.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through September 30, 2006, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements, and $5,700,000 through the issuance of convertible promissory notes. As of September 30, 2006, we had cash, cash equivalents and short-term investments of $1,836,595 compared to $434,503 as of December 31, 2005. We incurred operating losses in 2006 and 2005, and at September 30, 2006, had an accumulated deficit of approximately $17,086,933.

Net cash used in operating activities was $5,523,993 and $3,836,081 during the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in net cash used in operating activities during 2006 compared to 2005 was attributable primarily to an investment in inventories and the increased operating expenses associated with expanding the Company’s business activities.

Net cash used in investing activities was $322,446 and $358,520 during the nine months ended September 30, 2006 and 2005, respectively. The higher level of cash used in investing activities in 2005 was attributable to purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts.

Cash flow provided by financing activities was $7,248,531 and $4,216,471 during the nine months ended September 30, 2006 and September 30, 2005, respectively. The cash flows from financing activities in 2006 consisted of $6,813,858 in net proceeds from our preferred stock financing, $250,000 from notes payable and an increase of $184,673 in short-term bank borrowings. In 2005 we received $3,750,000 in proceeds from convertible notes payable, $100,000 from convertible notes payable to a related party and $366,471 in short-term bank borrowings.

We have a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000, which originally expired in September 2006 and was extended to November 11, 2006 and currently subject to its annual renewal. As of September 30, 2006, we had outstanding borrowings under this credit facility in the amount of $395,873. Additionally, we are continuing our efforts to achieve profitability through increased sales and profit margins. There can be no assurance that we will be successful in our efforts to achieve profitable operations. If we are unable to do so we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the recently completed Series B Preferred Stock transaction, we were unable to include the securities of the former Note holders in the first registration statement. We anticipate a registration statement covering the Securities of these investors will be filed during the fourth quarter of 2006. During the quarter ended September 30, 2006, we agreed to pay a delay fee to the note purchasers of one percent per month to those former Note holders who elect to receive a fee. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Given the former Note holders who have waived the fee to date, we expect the aggregate monthly delay fee to be no more than $34,000. We are unable to predict when the delay fee will terminate. Through September 30, 2006, the cumulative accrued delay fee totaled $84,300.

Off-Balance Sheet Arrangements. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

Forward Outlook and Risks

Except as set forth below, during the quarter and nine months ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2005. See "Risk Factors" in the Company's in the Managements Discussion an Analysis Section of  Form 10-KSB for the year ended December 31, 2005 for a detailed discussion.

           Issuance of Preferred Stock.  In May 2006 we issued 8,000 shares of Series B Preferred Stock to investors in consideration for $7,250,000 in cash and $750,000 in debt conversion. The shares of Series B Preferred Stock are convertible into 44,444,444 shares of our common stock subject to certain adjustments (the “Conversion Shares”). We are required to pay dividends on these shares of preferred stock.  We also issued the Series B Preferred investors warrants to purchase 22,222,222 shares of our common stock (the “Warrant Shares”) at $.35 per share subject to certain adjustments. The other terms and conditions of the preferred stock are described in footnote 7 to the financial statements included in this form 10-QSB.

We agreed to register for the Series B Preferred stockholders all 44,444,444 Conversion Shares together with the 22,22,222 Warrant Shares so they could ultimately be resold in market or private transactions by the Series B Preferred investors in such amounts and at such times as they individually decide. If we fail to comply with all of our obligations in the preferred stock documentation, including dividend payments, registration of securities and other matters, it could allow the preferred stockholders to require us to redeem their shares of preferred stock for cash or by issuing shares of common stock at discount price.

In August 2006, the Securities and Exchange Commission (“SEC”) declared effective our Registration Statement on form SB-2 covering 30,800,000 of the 44,444,444 Conversion Shares. This was a resale registration statement under SEC Rule 415(A) (1)(i). After such registration statement was declared effective we filed a second registration statement for the remaining Conversion Shares and all of the Warrant Shares. On November 8, 2006, we were notified by the SEC, that they would not allow the remaining Conversion Shares and the Warrants Shares to be registered on a resale basis under SEC Rule 415(A) (1)(i) and registration of such shares must be done as a primary registration. We disagree with the SEC’s position but have not yet decided what course of action we will take. We do not currently know what actions the Series B investors will take as a result of this recent development. We could suffer adverse consequences under the Series B Preferred Stock transaction documents including significant dilution resulting from the SEC’s position on our second registration statement.

Additional Financing Requirements. We completed the sale of shares of Series B Preferred Stock and converted approximately $5,500,000 of convertible promissory notes into shares of our common stock and Series B Preferred Stock in May, 2006. We anticipate that we will have adequate cash resources to fund our operations for approximately the next 2 months. We expect to raise additional funds through debt or the sale of additional equity securities to maintain sufficient operating capital. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

•	The extent to which our products and services gain market acceptance;
•	The progress and scope of product evaluations;
•	The timing and costs of filing future regulatory submissions;
•	The timing and costs required to receive both domestic and international governmental approvals;
•	The timing and costs of acquisitions and product and services introductions;
•	The extent of our ongoing research and development programs;
•	The costs of sponsorship training of physicians to become proficient in the use of our products and procedures; and
•	The costs of developing marketing and distribution capabilities.

If, in the future we are required to seek additional financing in order to fund our operations and carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

ITEM 3.  CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and taking into consideration the material weaknesses identified in the letter from the Company's auditor as discussed below, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports. The Company's management received a letter dated March 31, 2006 (the "Letter") from Peterson & Co., LLP, our independent auditors, addressed to the Audit Committee of the Company's Board of Directors in connection with the audit of our financial statements as of December 31, 2005, which identified certain matters involving internal control and its operation that they consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board. These material weaknesses were: (1) absence of appropriate segregation of duties consistent with control objectives; (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters; (3) ineffective controls over period end financial close and reporting processes; and (4) inadequate procedures for appropriately identifying, assessing and applying accounting principles.

At the end of May, 2006, we hired a new Chief Financial Officer and in September, 2006 we hired a new controller and have begun to address the weaknesses identified in our independent auditor’s letter of March 31, 2006. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in Internal Controls Over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    We are not a party to any legal proceeding.

Item 2.   Unregistered Sales of Equity Securities.    Non-Applicable

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

Dated: November 15, 2006	VIKING SYSTEMS, INC.

By: /s/ Donald Tucker
Donald Tucker Chief Executive Officer, President

By: /s/ Gregory M. Decker
Gregory M. Decker Chief Financial Officer