Form 10KSB
period 2006-12-31
VIKING SYSTEMS INC
filed 2007-03-27
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The Issuer’s revenues for the fiscal year ended December 31, 2006 were $ 5,617,253

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of March 23, 2007, there were 65,864,941 shares of the Issuer's common stock issued and outstanding of which 33,241,983 were held by affiliates. The aggregate market value of the 33,622,958 shares of voting common stock held by non-affiliates of the Issuer based on the closing price on March 23, 2007 was $6,724,592.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Viking Systems, Inc. (“Viking” “We, “Our””) designs, manufactures and markets FDA cleared high performance laparoscopic vision systems. Viking’s primary product is the 3Di Vision System (the “3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with an initial focus on applications in urology, bariatrics, gynecology and general surgery. We also manufacture two dimensional (“2-D”) digital cameras that are sold through strategic partner and Original Equipment Manufacture (“OEM”) programs.

Our technology and know-how center on our core technical competencies in optics, digital imaging, sensors, surgical robotics and image management. Viking’s focus is to deliver advanced integrated information, visualization and control solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

Viking’s proprietary solutions for surgery are based on three principles:

•	That 3-D vision, providing natural depth perception with a clear view of a patient’s anatomy, is superior in facilitating the performance of complex surgical tasks;

•	That a Head Mounted Display, or HMD is a more ergonomic display solution for surgeons and interventional physicians than conventional video monitors; and

•
That integrating additional information in a voice controlled, picture-in-picture format into the surgeon’s view, in conjunction with the anatomical view, can facilitate decision making during surgery.

As of December 31, 2006, we had an installed base of more than seventy-three (73) 3-D vision systems worldwide and more than four thousand (4,000) 2-D digital cameras and accessories with OEM partners, including Boston Scientific Corporation (“Boston Scientific”, NYSE: BSX) and Medtronic, Inc. (“Medtronic”, NYSE: MDT).

The base price of our products range from $100,000 to $200,000 for 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components. We had 9 and 24 3Di System placements in 2005 and 2006, respectively.

HISTORY

We commenced our current business operations in April 2004, when we acquired a proprietary 3-D surgical visualization business and digital platform (the “Visualization Assets”) for surgical information delivery (Infomatix™) from Vista Medical Technologies, Inc. (“Vista”). Additionally, we entered into a license agreement with Vista (the “License Agreement”) with respect to certain intellectual property and product rights. In November 2006, we entered into a Technology Transfer and Settlement Agreement with IVOW, Inc., the new owners of Vista whereby the intellectual property and product rights were transferred to Viking and the royalty payments were completed for a final payment of $500,000. Total payments to Vista and IVOW related to the intellectual property and product rights amounted to $950,000.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada Corporation.

Since the acquisition of the assets from Vista, we have taken the following actions as part of our plans to commercialize the technology:

•	Completed the development of the 3Di System, which was launched at the American College of Surgeons Congress in October 2004;

•	Rebranded the visualization technology product developed from the Visualization Assets in the Viking product image;

•
Completed the initial staffing of the commercial organization, including regional sales managers, independent sales representatives, international distributors, clinical development staff and service and marketing personnel;

•
Demonstrated the efficacy and clinical acceptance of the 3Di System in over 30 urology, gynecology, and general surgery procedures, including many complex minimally invasive surgical procedures, such as laparoscopic radical prostatectomy (“LRP”), laparoscopic bariatric surgery, laparoscopic pyeloplasty, laparoscopic pelvic floor reconstruction and laparoscopic hysterectomy;

•
In 2006, demonstrated the effective use of the 3Di system with integrated images from compatible surgical devices, including real-time ultrasound, fluoroscopy, surgical navigation, ablation, immunoscintography and other diagnostic information.

•	Added two new significant OEM customers, Biomet and Boston Scientific; and

•	Created bariatric, urologic and gynecologic clinical advisory boards.

•	Launched a product configuration to accompany the Intuitive Surgical da Vinci robotic system.

PRODUCT AND TECHNOLOGY OVERVIEW

Viking’s two primary product lines are the 3Di Systems for hospitals and out-patient surgical centers and a line of 2-D digital cameras and components for OEM customers.

Viking 3Di Vision System

Successful surgeries and positive patient outcomes are critically dependent on the surgical team having both the correct surgical skills and the most conducive surgical environment. Viking’s 3Di System is designed to deliver three key benefits that aid in creating the environment a surgical team needs for success:

•	Depth Perception - Natural 3-D vision by providing depth perception through advanced stereo optics, high-resolution;

•
Ergonomics - The HMD (ViView) provides the surgical team with freedom of movement and natural line of sight, freeing them from the uncomfortable posture required to constantly view a remotely-positioned monitor; these ergonomic features reduce fatigue and help to optimize surgical performance; and

•
Infomatix™ - Information is delivered through the proprietary Infomatix™ capabilities that enable on-demand presentation of critical information directly to the surgical team’s field of view through voice activated technology.

There are five key technology components that make up the 3Di System:

•
Camera - The 3Di digital camera incorporates dual 3-Chip CCDs into a lightweight and ergonomic camera head featuring two convenient accessory control buttons. The camera utilizes a patented Carl Zeiss, Inc. (“Zeiss”) optical system allowing 360° scope rotation while maintaining proper image orientation which delivers a high resolution image to each eye as viewed through the HMD. This results in clear 3-D vision of the most critical anatomical structures. The 3-Chip stereo camera system is made up of two components including a camera control unit and a camera head.

•
Digital Data Portal ViPort - The ViPort is the data hub of the 3Di System. With the capability to support up to two video sources (stereo or mono), the ViPort converts any video signal to digital SVGA and delivers real-time clinical images to the surgical team wearing HMDs. A user-independent voice controlled module on the surgeon’s HMD directs Viking’s Infomatix™ technology, which provides integrated information capabilities, including on-demand presentation of critical images and clinical data to the surgical team’s visual field. This capability is extended to the control of the 3Di Video Recorder for the capture of both image and video records of the surgery for insurance, training and patient medical records.

•
Head Mounted Display - The ViView HMD is a comfortable and lightweight 3D personal monitor which serves to improve operating room ergonomics and provides stereo visualization. The technological advances of the LCD displays are analogous to 3-Chip camera technology. The three-panel HMD allows true 3-D visualization by employing three individual LCDs for each eye to display red, green and blue, resulting in vast improvements in image contrast and brightness with superior color reproduction.

•
Illumination - Viking’s 300-watt Xenon light source provides brilliant light to any minimally invasive procedure providing uncompromising illumination for proper tissue distinction. Additional features include extended-use lamp life of 500 hours, an easy access lamp module and built-in safety features.

•
StereoScopes -StereoScopes are unique to the 3Di System and to the 3-D minimally invasive surgical imaging industry. StereoScopes provide the advantage of a proprietary optical path to transfer optimal image resolution and illumination. Available in 10mm diameter, 0° and 30° angle of view configurations, StereoScopes deliver a wide angle, fixed focal length scope to fit a large range of procedures.

Visualization Solutions for OEM Customers

Viking is also the strategic visualization supplier of 2-D digital cameras and components for several procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc. (“B. Braun”), Biomet, Inc. and Richard Wolf Medical Instruments Corporation (“Richard Wolf”). As the procedural business of our customers continues to shift to minimally invasive techniques, Viking intends to introduce new products, services and capabilities to respond to this important business segment. Viking is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice for companies operating in this sector.

BUSINESS AND COMPETITIVE ADVANTAGES

FDA-Cleared, Advanced and Affordable 3-D Surgical Visualization Technology.

Viking believes its technology is at the forefront of commercializing advanced 3-D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries rapidly gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons seek tools and techniques that make procedures faster and easier. Viking believes that there are currently no comparable FDA-cleared 3-D visualization systems on the market. Although the robotic technologies provided by companies such as Intuitive Surgical, Inc. (“Intuitive Surgical”, NASDAQ: ISRG) incorporate 3-D vision capabilities into their systems, Viking’s products are not in direct competition with these products. Rather, Viking’s strategy is to offer standalone 3-D vision capability at a base price of $100,000 to $200,000, approximately 1/10 of the price of the robotic systems offered by companies such as Intuitive Surgical.

Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

The 3Di System provides the surgical team significant clinical and workflow benefits not currently available from 2-D visualization systems. Viking’s solution provides the benefits of natural 3-D vision by providing depth perception cues and sense of spatial relativity. The image is not a computer model or digital rendering, it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the HMD provides a field of view that is more immersive and in alignment with the surgeon’s orientation to his instruments. The ergonomic benefits reduce surgeon fatigue and strain associated with traditional systems that require a physician to constantly view a remotely positioned monitor and compromise his or her posture.

InfomatixTM is also a critical platform of the 3Di System, providing the surgical team with additional information to enhance the procedure. Information is available on command through a voice-activated technology that enables viewing of secondary video and existing diagnostic information without leaving the patient. The system also allows access to clinical images from pre-surgical files and secondary video in a picture-in-picture format.

Practical Benefits of the 3Di System Expand the Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3-D visualization technology provide us with attractive market opportunities. The 3Di System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market or procedures available for use by these systems. Moreover, in addition to Viking’s current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

•	Colorectal surgery,
•	Ear, nose, and throat (“ENT”) and “skull based” procedures.
•	Cardiothoracic surgery,
•	Neurological
•	Pediatrics
•	Spinal surgery.

OEM Business Provides Recurring Revenues.

The OEM business has provided the Company with a recurring source of revenue. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Medtronic Boston Scientific and Biomet, Inc. We have sold over four thousand 2-D digital cameras, accessories and unique visualization solutions to its OEM partners, and in 2005 and 2006 OEM sales accounted for approximately $2,900,000 and $3,800,000 in revenue, respectively.

MARKET OPPORTUNITY

The primary market for our products is complex, minimally invasive surgery (“MIS”) that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe that the key growth drivers in MIS include the following:

•	With improved technologies, more procedures will continue to adapt to MIS techniques,
•	Proactive and informed patients will continue to seek out minimally invasive surgeries; and
•	Patients will make restorative health care choices to maintain a healthy lifestyle.

We believe that the clinical benefits and broad potential application of 3-D visualization technology provide Viking with an attractive, potentially high growth market. The 3Di System combines the visual benefits and clinical outcomes of “open” surgical procedures with the opportunity for rapid recovery associated with minimally invasive techniques. The technology enables more complicated surgical procedures to be performed using less invasive techniques. The technology itself is a driver of the expanding procedural applications

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF 3Di SYSTEM

Although competition exists for aspects of our visualization product line, we believe that no single company offers a complete and independent 3-D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, we are not aware of any other true 3-D HMD that has been cleared for marketing in surgical applications by the FDA.

Viking’s competition comes from two directions. The traditional competition is from 2-D and 2-D HD vision systems where the prices per system range from $20,000 to $80,000 and represent the low or standard end of the market. The worldwide medical market for standard 2-D vision systems is between twelve and fifteen thousand units per year. Karl Storz Endoscopy America, Inc., Stryker Corporation (NYSE: SYK), ACMI Corporation (recently acquired by Gyrus), Olympus America, Inc. and Smith & Nephew PLC (NYSE: SNN) are key competitors supplying 2-D units.

At the high end of the technology market, fully immersive 3-D vision-enabled robotics, in particular the daVinci system, sell for up to $1,500,000 per system and require disposables that cost the hospital up to an estimated $2,500 per procedure.

Viking Systems’ solution provides a higher level of technical sophistication than 2-D for MIS procedures, without the high cost and technical complexity of a robotic solution. We estimate the opportunity for its 3-D technology and the gap in the market to be in excess of one thousand four hundred systems per year. Currently, this represents a market opportunity of approximately $250 million.

Viking is positioning its 3Di System against other 2-D systems with the added benefits of depth perception, ergonomics and Infomatix™. In hospital accounts that have purchased a completely automated daVinci system, we are able to market the 3Di System as a complementary product by positioning it as an innovative and affordable improvement for operating technique and patient care. Because of the limited applications of a daVinci system, adding a Viking system to their suite allows surgeons and their patients the benefits and improved outcomes of 3-D.

MARKET AND BUSINESS DEVELOPMENT PLAN

Two elements of the Company’s market development plan include:

•	Increasing the size of Viking Systems’ sales and marketing organization in both domestic and international markets,
•	Executing a strategy to develop the awareness and clinical evidence to drive adoption in the targeted market segments,
•	Identifying companion technologies and technological enhancements to facilitate the use of our technology in the expansion segments.

SALES AND MARKETING

Viking continues to build a global sales and marketing effort to drive adoption and develop a premium Viking branded image for our products. Viking is focused on implementing a multi-tiered sales initiative, developing the market segments of interest and to building relationships with key opinion leaders, academic centers and managed care organizations. In 2006, we established the direct sales organization consisting of eight domestic regional sales managers and one international sales manager. The domestic direct sales force focuses on selling systems into key regional accounts and academic centers. In addition, we signed a distribution agreement in 2006 with Platinum Medical, an experienced imaging and major medical equipment distributor. Viking focuses its sales effort on geographical regions around key population centers.

Internationally, Viking has agreements with distributors in Sweden, Italy, Russia, Ukraine, The Netherlands, Korea, Australia, New Zealand and India and is currently in negotiations with distributors for other key countries to complete its distribution network in the EU and Asia. There can be no assurance Viking will be able to enter into additional distribution agreements

Complementing a sales drive into specific procedural specialties, we have an aggressive marketing communication strategy that includes exposure through trade shows, public relations outreach, clinical studies and publications, validation through a clinical advisory board and targeted direct mail and internet based outreach programs. Viking’s marketing objective is to create premium brand recognition for its solutions, which will support growth of 3Di System placements from 9 and 24 in 2005 and 2006, respectively.

To date, we have experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

•
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3-D depth perception to safely and precisely navigate the anatomy of a patient;

•	Urological surgeons are very influential in purchasing decisions;
•	The 3Di System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
•	Procedures in urology are well defined and Viking believes it can address the visualization requirements for most urological procedures.

OEM MARKET DEVELOPMENT

Viking’s OEM business will continue to leverage its long standing customer relationships and focus on adding stable, brand name companies to its customer list. To do this, Viking added an experienced professional who has filled the position of Director of OEM Sales and Marketing to coordinate the strategic partner, business development and OEM sales efforts for our unique visualization solutions. We believe that there is an expanding market for all types of visualization solutions as the trend towards more minimally invasive procedures increases. We believe Viking is uniquely positioned to provide a broad range of solutions to our OEM customers.

OPERATIONS

Our product development, production and engineering functions are managed in Westborough, Massachusetts by Jed Kennedy, who oversees a staff of 16 full-time employees, one part-time employee and a part-time consultant. This department provides Viking production capability, product development, quality assurance, regulatory affairs management, OEM sales management and technical sales support. Subject to adequate capital, we plan to increase the size of our engineering and design staff over the next 12 months in order to accelerate the introduction of new products.

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

Infomatix™ . We are working on the development of the next generation of Infomatix™ which will enable the system to not only display live imagery from video sources but will also include the ability to interface effectively with image guidance, various forms of patient monitoring equipment and allow the surgeon to view pre-staged surgical images intraoperatively. This effort will also include expanded digital video and image recording capability and interfaces to hospital administration systems moving to electronic medical records.

New HD Digital Platform. Within the last two years, advances in video sensors and semiconductors have created the opportunity to significantly advance the level of image quality. Our product development plans include a video architecture that is independent of image sensor and resolution to serve SD, HD and Mega Pixel applications as required. This architecture would be developed with a common feature set that could respond to new market opportunities at minimal cost and schedule. This effort will include a smaller diameter “chip on a stick” stereoscope that will be all digital and take advantage of our exclusively licensed patents.

PRODUCTION AND ENGINEERING

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixturing, test equipment and hand tools. Viking outsources all fabrication operations. There is currently floor space capacity to build and ship over 200 3Di Systems per year, in addition to planned OEM shipments. Additional skilled labor is readily available in the local market as production volume increases.

Viking utilizes sole source component technology from Matsushita Electric Industrial Co., Ltd. (Panasonic), Toshiba Teli Corporation, Ltd. and Creative Display Systems, LLC. Viking maintains a good relationship with all three suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that Viking is able to make the necessary last time orders and/or design modifications to support the replacement technology.

All development projects are performed in compliance with FDA guidelines and the Medical Device Directive. Viking’s policies and procedures have been audited and found to be compliant by the regulatory agencies for both the U.S. and Europe. All products have been tested and approved to IEC60601-2-18 safety standards established by the International Electrotechnical Commission, by Intertek ETL, a nationally recognized testing laboratory in the United States.

With the planned upgrade of our enterprise planning software and information technology infrastructure, the current systems and facilities will accommodate the growth projected for the next several years. Our Westborough facility is ISO 13485 certified and FDA compliant.

INTELLECTUAL PROPERTY

Viking’s technology base was built through internal research and development and by license and acquisition. Viking holds fourteen patents, and non-exclusive license rights to four U.S. patents and four international patents. We also have exclusive license rights to five U.S. patents and three non-U.S. patents.

 In connection with the acquisition of the Vista Assets, we entered into the License Agreement pursuant to which Viking was granted certain license rights to technology under twenty two patents.  Upon execution of the Technology Transfer and Settlement Agreement in November 2006 with IVOW, the new owners of Vista, ownership of fourteen of the patents was transferred to us and we retained license rights to the remaining eight patents.

QUALITY ASSURANCE AND REGULATORY AFFAIRS

All medical devices developed by Viking are regulated by the FDA in the U.S. The nature of the FDA requirements applicable to medical devices depends on their classification by the FDA. Our current products are classified as Class II medical devices. A device classified as a Class II device usually requires, at a minimum, FDA 510(k) clearance. The 3Di System was cleared to be marketed in the U.S. via 510(k) number K021290 on June 28, 2002.

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

Device Classes. In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.  Our current products are classified as Class II devices.

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

Employees

As of the date of this Form 10-KSB, we have 36 full time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

We currently lease and occupy 3,506 square feet of office space in San Diego, California for commercial operations and corporate headquarters. The lease expires in January 2008. Our Manufacturing and Research and Development facility is located in approximately 17,850 square feet located in Westborough, Massachusetts. The lease, originally due to expire in October 2007, was recently extended for three years and will expire on September 30, 2010. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Viking Systems’ shareholders for a vote during the last quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Bulletin Board” under the symbol “VKSY.OB”. During the last two years, there has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2005

First Quarter	$0.80	$0.55
Second Quarter	0.70	0.38
Third Quarter	0.65	0.38
Fourth Quarter	0.50	0.36

Fiscal Year Ended December 31, 2006

First Quarter	$0.51	$0.30
Second Quarter	0.55	0.25
Third Quarter	0.50	0.25
Fourth Quarter	0.30	0.07

Fiscal Year Ended December 31, 2007

First Quarter	$0.35	$0.17
Through March 19, 2007

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions during the last three fiscal years. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “securities act”). The shares of common stock issued were as follows:

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

In August 2005, we issued 2,500,000 shares of our common stock, at $0.20 per share, to Donald Tucker as he converted a Convertible Secured Note Payable of $500,000.

In March 2005, we issued 1,291,650 shares of our common stock at $0.40 per share, to Donald Tucker as he converted a Convertible Secured Note Payable of $500,000 and interest in the amount of $16,660.

In May 2006, we issued 26,388,889 shares of our common stock to convertible note holders who converted $4,750,000 in convertible notes at $0.18 per share.

In February 2007, we issued 4,000,000 common shares to our Series B preferred stock holders in conjunction with a waiver, consent and amendment agreement.

Holders

As of March 13, 2007 there were 65,864,941 shares of common stock outstanding and approximately 121 stockholders of record of common stock.

Dividends

We have accumulated and unpaid preferred stock dividends at December 31, 2006 in the amount of $391,014. We have initiated discussions with our Series B preferred shareholders and may pay the accrued dividends and future dividends in stock. Otherwise, we plan to pay these dividends in 2007 and continue to pay approximately $151,000 in preferred dividends on a quarterly basis unless the preferred stockholders convert the stock to common shares.

We have not paid any cash dividends on our common shares since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Limitation on Directors’ Liability, Charter Provisions and Other Matters

We are a Delaware corporation. Our Certificate of Incorporation provides to the fullest extent permitted under Section 145 of the General Corporation Law of the State of Delaware, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our Certificate of Incorporation is to eliminate our rights and our shareholders’ rights (through shareholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Certificate of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Our Bylaws also provide that the Board of Directors may also authorize us to indemnify our employees or agents, and to advance the reasonable expenses of such persons, to the same extent, following the same determinations, and upon the same conditions as are required for the indemnification of, and advancement of, expenses to our directors and officers. As of the date of this Registration Statement, the Board of Directors has not extended indemnification rights to persons other than directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

Liquidity and Capital Resources

Since December 31, 2003, Viking System’s principal sources of liquidity have been funds raised from the sale of our equity securities and the sale of Convertible Notes. At December 31, 2006, we had cash and cash equivalents of $440,465.

In March of 2006, Viking Systems’ issued a $200,000 note payable to our President and CEO, who is also a significant shareholder, and in April 2006 we received $250,000 from the issuance of a short term convertible note payable. These loans were secured for the purpose of bridging our cash position until the completion of the Series B Preferred equity financing in May 2006.

In May, 2006 the Company issued 8,000 shares of Series B Preferred stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. Proceeds from the sale of Series B Preferred consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

During December 2006, we issued a $350,000 promissory note to one of our investors and in January 2007, we issued a $300,000 promissory note to our CEO who is also a significant shareholder and Director. The promissory notes were converted into the Debentures issued in February 2007 described below.

On February 24, 2007, Viking Systems, Inc. (“Viking”) closed upon the sale of $5,376,533 of its Secured Convertible Debentures (the “Debentures”) pursuant to a Securities Purchase Agreement and related agreements (the “Transaction Documents”), among (i) Viking and 13 purchasers (collectively, the “Investors”). As of February 24, 2007 a total of $5,376,533 of Debentures had been sold to 13 Investors. Viking may issue additional Debentures.

Net cash used in operating activities was approximately $6,276,000 and $5,137,000, for the years ended December 31, 2006 and 2005, respectively. The increase in net cash used in operating activities during 2006 compared to 2005 was attributable primarily to the increased net loss in 2006, which resulted in part due to increased operating expenses associated with expanding the Company’s business activities. The increase in operating expenses during 2006 compared to 2005 was attributable primarily to an increase of approximately $1,600,000 in selling and marketing expenditures, increased general and administrative expenditures of approximately $1,000,000, and an increase in research and development expenditures of approximately $589,000. Increases in use of cash in 2006 for the purposes of accounts receivables, inventories and other assets were offset by decreases in the use of cash for the benefit of accounts payables, accrued expenses and deferred revenue.

Net cash used in investing activities was approximately $911,000 and $371,000 in 2006 and 2005, respectively. The 2006 total reflects a $540,000 increase over 2005 for purchases of property and equipment.

Cash flows provided by financing activities were approximately $7,192,000 and $5,803,000 in 2006 and 2005, respectively. The cash flows from financing activities in 2006 were due mainly to the $7,250,000 proceeds from the preferred stock issuance, less offering costs of $436,000. The cash flows from financing activities in 2005 were primarily attributable to net proceeds from a private placement of convertible debt of approximately $5,651,000 and short term bank borrowings of approximately $152,000.

We incurred operating losses in 2006 and 2005 in the amount of $6,836,747and $4,475,565, respectively, and at December 31, 2006 had an accumulated deficit of approximately $18,548,000. In January 2005 we obtained a $200,000 line of credit from Silicon Valley Bank, and at December 31, 2005 we had borrowed $200,000 against that line. In addition, we had amounts available under a bank line of credit facility equal to 80% of our outstanding receivables up to a maximum of $400,000. In connection with the 2007 financing, this line of credit was cancelled by the Company. During 2005, we received net proceeds of $5,651,000 from the issuance of convertible notes payable.

During December 2006, we issued a $350,000 promissory note to one of our investors and in January 2007, we issued a $300,000 promissory note to our President, CEO Director. The promissory notes were converted into convertible debentures in connection with the convertible debt financing completed in February 2007.

We believe that these sources of liquidity, including the February 2007 convertible debt financing and together with anticipated 2007 product revenues and interest income, may be sufficient to operate our business. However, increases in expenses or delays in product development or failure to achieve our sales projections may adversely impact our cash position and may require cost reductions or require the Company to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Results of Operations

Viking Systems had product sales from operations of approximately $5,617,000 for the year ended December 31, 2006 and of approximately $3,835,000 for the year ended December 31, 2005, representing an increase of approximately $1,782,000. The increase in revenues during 2006 was due to increased sales in both 3Di and OEM products and service. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2006 were to three customers who accounted for 21%, 13% and 11% of revenues, respectively.

Gross margins were approximately $1,705,000 or 30% for the year ended December 31, 2006 and $905,000 or 24% for the year ended December 31, 2005, representing an increase of approximately $800,000. The increase in the 2006 gross margin and percentage over 2005 was due to increased sales and a mix of higher margin product revenues. Under the Technology Transfer and Settlement Agreement between Viking and IVOW, we purchased patents and prepaid the royalties for licensed technology for a discount which improved gross margin.

We incurred operating expenses of approximately $8,542,000 for the year ended December 31, 2006 and approximately $5,381,000 for the year ended December 31, 2005, representing an increase of approximately $3,161,000. The increase in operating expenses corresponds to the continued efforts to develop market awareness of our products, build a sales organization, and to continue our research and development efforts to maintain and develop other products.

General and administrative expenses were approximately $2,485,000 for the year ended December 31, 2006 and approximately $1,528,000 for the year ended December 31, 2005, representing an increase of approximately $957,000. The increase in general and administrative expense in 2006 was due to increased payroll for additional employees and approximately $368,000 in incremental stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123(Revised 2004), Share-based Payment.

Sales and marketing expenses were approximately $4,545,000 for the year ended December 31, 2006 and $2,930,000 for the year ended December 31, 2005, representing an increase of approximately $1,615,000. Viking Systems continued to add employees in 2006, resulting in nearly a $1,112,000 increase in sales and marketing salaries, commissions, deferred compensation and payroll related costs. Sales and marketing travel, entertainment and transportation expense was up approximately $192,000, repairs, maintenance and facility costs were up about $71,000 and depreciation of trade show and demonstration equipment increased over $109,000 in 2006 due to the increase pool of that equipment. Telephone, tradeshows and sales meeting expense increased by approximately $190,000. Public relations, clinical advisor fees and other marketing and promotional cost decreased during 2006 by approximately $92,000.

We had research and development expenses of approximately $1,512,000 for the year ended December 31, 2006 and $922,000 for the year ended December 31, 2005, representing an increase of approximately $590,000. Research and development expenses increased as a result of an increased staff to work on the new OEM customer products as well as continuing development of the 3Di Digital Vision System and maintenance and enhancement of our 2D OEM camera products.

We had interest expenses of approximately $551,000 for the year ended December 31, 2006 and $281,000 for the year ended December 31, 2005. Interest expense related to the 2005 convertible notes amounted to approximately $271,000 and $281,000 for the years ended December 31, 2006 and 2005, respectively. During 2006, we also incurred approximately $227,000 in interest expense as a delay fee in connection with the Company’s failure to register certain common shares issued to noteholders who converted their shares in 2006.

We had interest income of $61,162 in 2006 resulting from the proceeds of our 2006 preferred stock financing being deposited in interest bearing accounts. In 2006, we also recorded a $4,975,824 gain on the extinguishment of debt as a result of the Company and the noteholders agreeing to modify certain terms of the convertible notes totaling $5,250,000. The gain on extinguishment of debt resulted from the difference between the deemed reacquisition value of the convertible notes on the date conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under new conversion terms ($274,176). We had no such income in the comparable periods in 2005.

We had non-cash expense from amortization of debt discount of approximately $8,481,000 for the year ended December 31, 2006 and approximately $2,773,000 for 2005. The increase of $5,708,000 is due primarily to the inclusion in 2006 of $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes when their conversion terms were modified. In 2006, we also recorded a gain on the extinguishment of debt by approximately $4,976,000 and adjusted the fair value of all the Company’s warrants with the recognition of a non-cash derivative liability loss of $2,968,000 for the year ended December 31, 2006.

Viking Systems incurred net losses of approximately $8,704,000 for the year ended December 31, 2006 and $7,529,000 for the year ended December 31, 2005, representing a year-over-year increase in loss of approximately $1,175,000. The increase in net losses during 2006 was due to the significant cost to execute our business, including our sales and marketing plan. In 2006, we recorded liquidated damages of $840,000 in connection with certain shares underlying the Series B preferred securities that had not been registered pursuant to the terms of the registration rights agreement. In addition to the net loss, we recoded an accretion of Series B Preferred stock in the amount of $8,391,014, making the loss applicable to common shareholders approximately $ 17,095,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

At December 31, 2005 Viking Systems was obligated under an operating lease for the Westborough, MA facility, which was originally due to expire in October 2007 but was extended to September 30, 2010. Viking Systems is also obligated under an operating lease effective February 8, 2006 for office space in San Diego, CA, which expires January 31, 2008. On a combined basis under these leases, Viking Systems is committed to make payments totaling approximately $274,000, $170,000, $160,000 and $120,000 in 2007, 2008, 2009 and 2010, respectively.

In connection with the acquisition of the assets of Vista Medical Technology, Viking Systems entered into a license agreement for the intellectual property and product rights used in the operation of the business acquired. In exchange for this license grant, Viking Systems was required to pay Vista royalties of 5% of all original equipment manufacturer (OEM) sales and 10% of all sales of the 3Di System for a period of five (5) years beginning in April 2004. The license agreement required minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking Systems under the license agreement were capped at $4,500,000 in the aggregate, over the five-year period, and Vista would retain ownership of all intellectual property and product rights until these royalty obligations had been satisfied, at which time Vista would transfer ownership of such intellectual property and product rights to Viking Systems. In November 2006, Viking and IVOW, the new owners of Vista entered into a Technology Transfer and Settlement Agreement whereby IVOW would immediately transfer the ownership of the intellectual property and technology for a final payment of $500,000 that included $150,000 for accrued royalties and $350,000 for intellectual property.. As of December 31, 2006 and December 31, 2005, Viking Systems had accrued royalties related to this agreement of approximately $0 and $75,000, respectively. During 2006 and 2005, Viking Systems paid royalties under this agreement of approximately $650,000 and $225,000, respectively.

Viking Systems has also entered into a royalty agreement with a supplier. The royalty agreement requires payments of 4% of sales that use the supplier’s product. As of December 31, 2006 and 2005, Viking Systems had accrued royalties related to this agreement of approximately $19,027 and $12,090, respectively. During 2006 and 2005, Viking Systems did not pay any royalties under this agreement.

Viking Systems has a License Agreement with McKinley Optics, which originated as of April 15, 2004, whereas Viking has exclusive use of Mr. McKinley’s stereo imaging patents. Under this agreement, which expires on August 24, 2008, Viking Systems pays McKinley $54,000 per year in equal monthly payments. The McKinley patents have been licensed for potential new products and should the license agreement not be renewed, there will be no impact on Viking’s current business.

Viking had an agreement with a bank through which the bank was to advance funds to Viking Systems equal to 80% of receivables resulting from sales by Viking Systems up to a maximum of $400,000. Funds advanced accrued interest at prime plus 3.5%. Upon collection from the customer, the bank retained the funds advanced against the receivable being paid, plus the related accrued interest, and the remaining amount of the collection is remitted to Viking Systems. The agreement originally expired on September 14, 2006 and was extended until it was cancelled by the Company upon the completion of the February 2007 convertible note financing.

Viking had a Loan and Security Agreement, dated as of February 9, 2005 and renewed on September 13, 2005, with Silicon Valley bank, where Viking could borrow up to $200,000 against a Certificate of Deposit owned by Donald Tucker, a significant shareholder. This agreement expired on May 13, 2006.

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

During March 2006 Viking Systems received $200,000 through the issuance of a note payable to a major shareholder.

During the second quarter of 2006, we raised $250,000 through the issuance of a convertible note (the “Note”). The general terms of this financing are as follows:

Maturity Date of Notes	The earlier of May 31, 2006 or the closing of a subsequent equity financing.

Interest Rate of Notes	Ten percent per annum.

Loan Premium	$12,500, due at maturity.

Optional Conversion
At the sole option of the lender the note may be converted into either of the following: (i) shares of Viking’s common stock at the lower of $.20 per share or the effective price per share of the common stock provided for in the subsequent financing; or (ii) the preferred stock and other securities offered in a subsequent financing.

Warrants
Viking Systems is to issue lender the following Warrants: (i) a Warrant to purchase the greater of (i) 1,250,000 shares of Viking’s Common Stock and (ii) the principal amount of the loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.50 per share, subject to adjustment pursuant to the terms of the warrant. The warrant shall be for a term of five (5) years from the date hereof, and (ii) a warrant to purchase the greater of (i) 1,250,000 shares of Viking’s common stock and (ii) the principal amount of the loan ($250,000) divided by the effective price per share of common stock provided for in the Subsequent Financing exercisable at $.75 per share, subject to adjustment pursuant to the terms of such Warrant. The warrant shall be for a term of five (5) years from the date hereof.

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

Dividends
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

Voting Rights	The holders of the Preferred Stock have no voting rights unless required under applicable state corporate law

Liquidation
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

Conversion
The stated value of the shares of Preferred Stock is initially convertible into shares of Viking’s common stock at a price of $.18 per share; however, the conversion price is subject to adjustment based upon certain conditions.  If all shares of Preferred Stock are converted into common stock at the initial conversion price, of which there can be no assurance, approximately 44,444,444 shares of common stock will be issued in such conversion. “Certain Price and Share Adjustments,” below, describes circumstances under which the Conversion Price may be modified.

Warrants	Viking Systems shall issue Lender the following Warrants: warrants to purchase an additional 22,222,222 shares of common stock at an initial price of $0.35 per share.

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

As of December 31, 2006 certain shares underlying the Series B preferred securities had not been registered pursuant to the terms of the Registration Rights Agreement, The Purchasers of Series B Preferred shares agreed to waive the registration requirements of the Registration Rights Agreement and each Purchaser agreed to accept, and the Company agreed to issue to the Purchasers, an aggregate of 4,000,000 shares of Common Stock (“Liquidated Damage Shares”) in lieu of cash liquidated damages under the Registration Rights Agreement as to the Unregistered Shares. Pursuant to the terms of the Consent, Waiver and Amendment Agreement with the Series B preferred shareholders, 4,000,000 Liquidated Damage Shares were issued in February 2007. At December 31, 2006 the Company accrued $840,000 in expense related to the liquidated damages.

Certain Price and Share Adjustments
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

On February 24, 2007, Viking Systems, Inc. (“Viking”) closed upon the sale of $5,376,533 of its Secured Convertible Debentures (the “Debentures”) pursuant to a Securities Purchase Agreement and related agreements (the “Transaction Documents”), among (i) Viking and 13 purchasers (collectively, the “Investors”). As of February 24, 2007 a total of $5,376,533 of Debentures had been sold to 13 Investors. Viking may issue additional Debentures. The general terms of this financing are as follows:

Maturity Date of Notes	Two years from the date of issuance and may be accelerated by Investor upon default by Viking.

Interest Rate of Notes	Eight percent per annum, payable quarterly and subject to certain conditions, Viking may pay interest by issuing the holders of the Debentures shares of Viking common stock.

Security	The Notes are secured by all of the assets of Viking.

Optional Conversion by Investors
Conversion. The Debentures may, at the option of the Investors, be converted into shares of Viking common stock at the price of $.18 per share. In the event Viking does not achieve certain operation milestones (described in the Debentures Warrants) during the first three quarters of 2007, the conversion price will be reduced to $.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents.

Optional Redemption by Viking
Viking may not prepay the debentures but it may redeem some or all of the Debentures if certain conditions (“Equity Conditions”) are met. The Optional Redemption Amount (as defined in the Transaction Documents) equals 120% of the principal amount of the Debentures redeemed if the redemption occurs prior to the first anniversary date of the issuance of the Debentures, and 140% of the principal amount of the Debentures redeemed if the redemption occurs after the first anniversary date of the issuance of the Debentures but prior to the second anniversary date of issuance

Warrants
As additional consideration for the Investors purchasing the Debentures, Viking has issued the Investors Warrants to purchase shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operation milestones (described in the Warrants and the Debentures) during the first three quarters of 2007, the exercise price will be reduced to $.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is issued to purchase that number of shares of common stock of Viking that equals 50% of the number of shares issuable upon conversion of the Debentures. Assuming $6,000,000 of Debentures are sold, and assuming the Debentures are convertible into 33,333,333 shares of Viking common stock, the warrants will entitle the holders to purchase an aggregate of approximately 16,666,667 shares of Viking common stock. Assuming $6,000,000 of Debentures are sold, and assuming the Debentures are convertible into 50,000,000 shares of Viking common stock, the warrants will entitle the holders to purchase an aggregate of approximately 25,000,000 shares of Viking common stock.

Registration Rights
Viking has agreed to register with the Securities and Exchange Commission, the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants. Viking will pay all expenses and cost of registration except for commissions. In the event the securities underlying the Debentures and Warrants are not registered by the dates agreed to in the Transaction Documents, Viking will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures.

Additional	Pursuant to the Securities Purchase Agreement, the Holders were granted certain rights to participate in subsequent financings by Viking.

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

Other Long-Lived Asset Valuations. Long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the year ended December 31, 2006 ands 2005, no impairment of long-lived assets was recorded.

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the product has been shipped, the selling price is fixed or determinable, and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

For the sale of products and services as part of a multiple-element arrangement, we allocate revenue from multiple-element arrangements to the elements based on the relative fair value of each element. The allocation of fair value for a multiple-element arrangement is based on vendor specific objective evidence (“VSOE”) or in absence of VSOE for delivered elements, the residual method. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Viking defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

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

Prior to 2006, Viking Systems accounted for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, Viking Systems recorded deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeded the exercise price of each stock option on the measurement date (usually the date of grant).

Viking Systems recorded and measured deferred compensation for stock options granted to non-employees, other than members of Viking Systems’ Board of Directors, using the fair value based method. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option. During 2006 and 2005, Viking Systems did not grant any stock options to employees or members of Viking Systems’ Board of Directors with exercise prices below the market price on the measurement date. Viking Systems granted stock options to non-employees for services resulting in approximately $218,000 and $159,000 of general and administrative expense during 2006 and 2005, respectively.

Valuation of Derivative Liabilities. At each reporting date, the fair value of derivative liabilities are remeasured, and any changes in the fair value are recorded as a gain or loss on derivatives in the statement of operations.

Recent Accounting Pronouncements

In September 2005, the EITF reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF No. 05-8”). Under EITF No. 05-8, issuance of convertible debt with a beneficial conversion feature recorded pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. The EITF No. 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our financial statements.
In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have a significant impact on the Company's financial position, results of operation or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

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

Additional Financing Requirements. It is probable that we will be required to seek additional financing in order to fund our operations and carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Limited Public Market for Securities. There is a limited public market for our common stock and we can give no assurance that a more active market will develop, or if developed, that it will be sustained.

Auditor’s Opinion has a Going Concern Qualification. The report of our independent registered public accounting firm dated March 23, 2007 for the year ended December 31, 2006 includes a going concern qualification which stated that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.

We have an obligation to pay dividends on our preferred stock. We have accumulated and unpaid preferred stock dividends at December 31, 2006 in the amount of $391,014. We have initiated discussions with our Series B preferred shareholders and may pay the accrued dividends and future dividends in stock. Otherwise, we plan to pay these dividends in 2007 and continue to pay approximately $151,000 in preferred dividends on a quarterly basis until such point the preferred stockholders convert the stock to common shares.

We do not anticipate paying any dividends on our common stock and any gains from your investment in our stock will have to come from increases in the price of such stock. Except for dividend obligations to our Series B preferred shareholders which may have to be paid in cash, we currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Medical Products Industry Operations Risks

We acquired assets and operations from Vista as described in Item 1 above. We also intend to attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry subject us to various risks which include, but are not limited, to the following:

We Operate in a Competitive Market. The market for medical products and services is competitive and new offerings and technologies are becoming available regularly. We cannot guarantee that we will compete successfully against our potential competitors, especially those with significantly greater financial resources or brand name recognition.

If We Fail to Retain Key Personnel and Hire, Train and Retain Additional Qualified and Experienced Employees, We May Not Be Able to Compete Effectively. Our future success will depend to a large extent on retaining our employees and recruiting sufficient qualified employees to fill vacancies created by attrition or expansion of our operations.  There is a highly competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.

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

Our Operating Results May be Adversely Affected by the Level Of Reimbursements for Surgical Procedures Using our Products.  The level of payments for the surgical procedures, in which our products are involved, either by Medicare or private insurance companies may have a significant impact on future operating results.  We could be adversely affected by changes in payment policies of government or private health care payers, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used.  It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure.  We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	34

Balance Sheets at December 31, 2006 and 2005	35

Statements of Operations for the years ended December 31, 2006 and 2005	36

Statements of Stockholders’ Deficit for the years ended December 31, 2006 and 2005	37

Statements of Cash Flows for the years ended December 31, 2006 and 2005	38 -39

Notes to Financial Statements	40 - 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
March 23, 2007

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2006 and 2005

Assets
	2006	2005
Current assets:
Cash and cash equivalents	$440,465	$434,503
Accounts receivable	855,299	248,258
Inventories	1,117,929	567,176
Prepaid expenses	34,208	48,148
Other current assets	72,535	34,789
Total current assets	2,520,436	1,332,874

Property and equipment, net	594,402	377,632
Intangible assets, net	350,000	-
Total assets	$3,464,838	$1,710,506

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,037,334	$515,781
Accrued expenses	1,780,302	428,347
Deferred revenue	100,181	-
Bank borrowings	-	211,200
Capital lease obligations - current	36,649	-
Notes payable	350,000	-
Convertible notes payable, related party net	-	766,918
Convertible notes payable net	-	1,502,158
Derivative liability	3,373,676	-
Total current liabilities	6,678,142	3,424,404

Capital lease obligations	77,253	-

Commitments and contingencies (note 20)

Series B redeemable preferred stock, $0.001 par value; 8,000 shares authorized, issued and outstanding at December 31, 2006
No shares authorized, issued or outstanding at December 31, 2005 (aggregate liquidation preference of $8,391,014 and $0 at
December 31, 2006 and 2005, respectively).	8,391,014	-

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
61,864,941 and 34,529,052 issued and outstanding at December 31, 2006 and 2005, respectively	61,865	34,528
Additional paid-in capital	6,804,876	8,095,714
Accumulated deficit	(18,548,312)	(9,844,140)
Total stockholders' deficit	(11,681,571)	(1,713,898)

Total liabilities and stockholders' deficit	$3,464,838	$1,710,506

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005

Sales, net	$5,617,253	$3,835,451
Cost of sales	3,912,044	2,930,337

Gross profit	1,705,209	905,114

Operating expenses:
General and administrative	2,485,297	1,528,411
Selling and marketing	4,544,986	2,929,987
Research and development	1,511,723	922,281

Total operating expenses	8,542,006	5,380,679

Operating loss	(6,836,797)	(4,475,565)

Other income (expense):
Interest income	61,162	-
Interest expense	(551,099)	(280,508)
Gain on extinguishment of debt	4,975,824	-
Amortization of debt discount	(8,480,878)	(2,772,646)
Accrued liquidated damages	(840,000)	-
Gain on derivative liability	2,967,616	-

Net loss	(8,704,172)	(7,528,719)

Accretion of Series B Preferred Stock to redemption
value including accrued dividend	(8,391,014)	-

Net loss applicable to common shareholders	$(17,095,186)	$(7,528,719)

Net loss per common
share - basic and diluted	$(0.33)	$(0.23)

Weighted average shares - basic and diluted	51,322,549	32,626,000

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Deficit
Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2004	30,608,652	$30,608	$1,282,222	$(2,315,421)	$(1,002,591)

Issuance of common stock to related party for conversion of note payable	3,791,650	3,792	1,012,868	-	1,016,660
Issuance of common stock to board of directors for services	18,750	19	7,481	-	7,500
Issuance of warrants from convertible notes	-	-	1,948,849	-	1,948,849
Beneficial conversion feature from convertible notes	-	-	3,605,971	-	3,605,971
Issuance of stock options for services	-	-	158,682	-	158,682
Issuance of stock for services	110,000	110	79,640	-	79,750
Net loss	-	-	-	(7,528,719)	(7,528,719)

Balance December 31, 2005	34,529,052	34,529	8,095,713	(9,844,140)	(1,713,898)

Issuance of common stock to related party for conversion of note payable	2,500,000	2,500	447,500	-	450,000
Issuance of common stock for conversion of note payable	23,888,889	23,889	4,276,111	-	4,300,000
Beneficial conversion feature from issuance of convertible notes			250,000		250,000
Accretion of preferred stock to redemption value			(8,391,014)		(8,391,014)
Reclassification of previous outstanding warrants to a derivative liability			(2,751,242)		(2,751,242)
Modification of warrant terms			274,176		274,176
Beneficial conversion feature on issuance of preferred stock	-	-	3,973,808	-	3,973,808
Exercise of stock options by former officer	837,000	837	(837)	-	-
Stock-based compensation	-	-	586,776	-	586,776
Issuance of stock for services	110,000	110	43,885	-	43,995
Net loss	-	-	-	(8,704,172)	(8,704,172)

Balance December 31, 2006	61,864,941	$61,865	$6,804,876	$(18,548,312)	$(11,681,571)

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(8,704,172)	$(7,528,719)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	396,013	271,591
Common stock and stock options issued for services	44,041	245,932
Stock-based compensation expense	586,776	-
Amortization of debt discount	8,480,878	2,772,646
Gain on extinguishment of debt	(4,975,824)	-
Gain on derivative liability	(2,967,616)	-
Change in operating assets and liabilities:
Accounts receivable	(607,041)	29,509
Inventories	(478,780)	99,912
Prepaids and other current assets	(23,806)	62,605
Accounts payable	521,553	(1,025,173)
Accrued expenses	1,351,955	93,858
Deferred revenue	100,181	(159,150)
Net cash used in operating activities	(6,275,842)	(5,136,989)

Cash flows from investing activities:
Purchases of property and equipment	(561,067)	(371,136)
Purchase of intangible assets	(350,000)	-
Net cash used in investing activities	(911,067)	(371,136)

Cash flows from financing activities:
Net change in short-term bank borrowings	(211,200)	151,985
Proceeds from issuance of preferred stock	7,250,000	-
Proceeds from notes payable	350,000	-
Payments on related party notes	(200,000)	-
Proceeds from issuance of convertible debt	250,000	3,300,000
Proceeds from issuance of related-party convertible note payable	-	2,550,000
Proceeds from issuance of related-party note payable	200,000
Payments for stock issue costs	(436,142)	(198,750)
Payments on capital leases	(9,787)	-
Net cash provided by financing activities	7,192,871	5,803,235

Net increase in cash and cash equivalents	5,962	295,110

Cash and cash equivalents at beginning of year	434,503	139,393

Cash and cash equivalents at end of year	$440,465	$434,503

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$345,385	$284,078
Income taxes	$1,300	$1,300

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Continued

	Years ended December 31,
	2006	2005
Non-cash, investing and financing activities:

Conversion of notes payable and interest into common stock	$4,300,000	$1,016,000

Conversion of notes payable, related party into common stock	$450,000	$-

Conversion of notes payable into preferred stock	$750,000	$-

Equipment and software acquired pursuant to capital lease	$123,639	$-

Beneficial conversion feature recorded in connection with convertible notes and preferred stock	$4,174,164	$3,605,971

Derivative liability recorded in connection with preferred stock	$3,590,049	$-

Fair value of warrants issued in connection with convertible notes	$49,644	$1,948,849

See accompanying notes to financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business
Viking Systems, Inc., (“Viking Systems” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking Systems changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking Systems discontinued its operations. During 2004, Viking Systems purchased the assets of the visualization technology business of Vista Medical Systems, Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of medical devices and related technology. Viking Systems has continued to develop, manufacture, and sell the products associated with Vista’s visualization technology business. In 2006, the Company changed its state of incorporation to Delaware.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents
Viking Systems considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Financial Instruments
The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Concentration Risk
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

Viking Systems maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Viking Systems has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2006 and 2005, no allowance for doubtful receivables was considered necessary.

Inventories
Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. Viking Systems reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required

Amortization and Impairment of Long Lived Assets
Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2006 and 2005, no impairment of long-lived assets was recorded.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies (Continued)

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

Derivative Financial Instruments
The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS No. 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability

Revenue Recognition
Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufactures. Revenue from the sale of products is recognized when a purchase order has been received, the product has been shipped, the selling price is fixed or determinable, and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

For the sale of products and services as part of a multiple-element arrangement, we allocate revenue from multiple-element arrangements to the elements based on the relative fair value of each element. The allocation of fair value for a multiple-element arrangement is based on vendor specific objective evidence (“VSOE”) or in absence of VSOE for delivered elements, the residual method. In the absence of VSOE for undelivered elements, revenue is deferred and subsequently recognized over the term of the arrangement. For sales of extended warranties with a separate contract price, Viking defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2006 and 2005, advertising expense was $35,375 and $51,110 respectively.

Shipping and Handling Costs
Shipping and handling costs are classified as marketing materials and service expenses.

Income Taxes
Viking Systems accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

1. Organization and Summary of Significant Accounting Policies (Continued)

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. In 2006, 44,444,444 shares issuable upon conversion of the Preferred Series B shares and 38,670,000 shares issuable upon exercise of stock options and warrants were excluded from the weighted average shares calculation because their effect was anti-dilutive. In 2005, 26,250,000 shares issuable upon conversion of the convertible notes payable and 13,028,000 shares issuable upon exercise of stock options and warrants were excluded from the weighted average shares calculation because their effect was anti-dilutive.

Stock-Based Compensation
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), Share Based Payment, (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to 2006, Viking Systems accounted for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, Viking Systems recorded deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeded the exercise price of each stock option on the measurement date (usually the date of grant). During 2005, Viking Systems did not grant any stock options to employees or members of Viking Systems’ Board of Directors with exercise prices below the market price on the measurement date.

Reclassifications
Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

2. Going Concern

The accompanying financial statements have been prepared under the assumption that Viking Systems will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2006 and 2005, Viking Systems has a substantial working capital deficiency, has recurring net losses, and has incurred net cash outflows from operating activities. These factors raise substantial doubt about Viking Systems’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Viking Systems be unable to continue as a going concern.

Viking Systems’ continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. On February 24, 2007, Viking Systems closed upon the sale of approximately $5,000,000 of its Secured Convertible Debentures with 13 investors to provide additional working capital, carry out key strategic initiatives and for other general corporate purposes. Viking Systems plans to obtain additional financing through the sale of equity securities and the issuance debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

3. Inventories

Inventories consist of the following at December 31:

	2006	2005
Inventories:
Parts and supplies	$558,668	$292,277
Work-in-progress	344,483	150,016
Finished goods	310,559	124,883
Valuation reserve	(95,782)	-

	$1,117,929	$567,176

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2006	2005

Equipment	$1,091,931	$647,440
Furniture and fixtures	57,023	57,023
	1,148,954		704,463
Less accumulated depreciation	(554,552)		(326,831)

	$594,402	$	$ 377,632

Depreciation expense was $396,012 and $271,591 for the years ended December 31, 2006 and 2005, respectively.

5. Intangible Assets

Intangible assets consist of the following at December 31:

	2006	2005

Patents and other assets	$350,000	$-
Less accumulated amortization	-	-

	$350,000	$-

In November 2006, as part of a Technology Transfer and Settlement Agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents. Subject to periodic valuation, we expect to amortize these assets ratably over five years commencing in 2007.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

6. Accrued expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Accrued wages and salaries	$352,390	$230,773
Accrued liquidated damages	840,000	-
Accrued registration delay fees	192,300	-
Accrued board of director fees	151,625	82,375
Other accrued expenses	243,987	115,199
	$1,780,302	$428,347

7. Deferred Revenue

As of December 31, 2006, Viking Systems had deferred revenue of $100,181, which consisted of a sale for which all elements of the agreement were not completed by December 31, 2006 and for service plan agreements that are deferred until the service period has occurred. There were no such balances at December 31, 2005.

8. Bank Borrowings

Viking Systems had an agreement with a bank through which the bank would advance funds to Viking Systems equal to 80% of receivables resulting from sales by Viking Systems up to a maximum of $400,000. Funds advanced accrued interest at prime plus 3.5%. The agreement originally expired September 14, 2006 but was renewed until February 2007 when the Company cancelled the arrangement upon the completion of the 2007 convertible debt financing. Upon collection of the receivable from the customer, the bank was paid the funds advanced and the interest accrued, and the remaining amount of the collection is remitted to Viking Systems. As of December 31, 2006, there were no advances from the bank and as of December 31, 2005, Viking Systems had $11,200 of advances due to the bank. These advances were subject to certain affirmative and negative covenants and were secured by substantially all of the Company’s assets.

Viking Systems had a Loan and Security Agreement, dated February 9, 2005 and renewed on September 13, 2005, with a bank, under which Viking could borrow up to $200,000 against a Certificate of Deposit owned by Donald Tucker, the Company’s President and CEO, who is also a significant shareholder. As of December 31, 2005 Viking Systems had borrowed $200,000. During 2006, the Company repaid the entire outstanding balance and the agreement expired on May 13, 2006.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

9. Capital Lease Obligations

During the year ended December 31, 2006, the Company entered into two capital lease agreements totaling approximately $123,000 for the purchase for certain computer equipment and software. Depreciation expense recorded for the leases amounted to approximately $5,100 for 2006. As of December 31, 2006, the future minimum capital lease payments are as follows:

2007	$36,649
2008	44,964
2009	41,228
Total minimum lease payments	122,841
Amount representing interest	(8,939)
Present value of minimum lease payments	$113,902

10. Notes Payable

During December 2006, we issued a $350,000 promissory note to one of our investors. The promissory notes were converted into the February 2007 Debentures.

11. Convertible Notes Payable

During 2005 Viking Systems entered into a securities purchase agreement with 23 investors for the issuance of convertible debentures in the amount of $5,850,000. The notes bore interest at 10%, matured on March 21, 2006 and were convertible into the Company’s common stock, at the holders’ option, at $0.20 per share. Proceeds from the issuance of the convertible notes amounted to $5,651,250, net of original issue discount of $105,000 and debt issuance costs of $93,750. The notes were subject to certain affirmative and negative covenants and were secured by substantially all of the Company’s assets.

Included in the total convertible notes issued during 2005 were $1,050,000 of notes issued to the Company’s President and CEO who is also a significant stockholder, and $1,500,000 of notes issued to a firm in which a former member of the Viking Systems board of directors is a partner. During 2005, $400,000 of notes issued during 2004 and $600,000 of notes issued during 2005 to the Company’s President and CEO were converted into a total of 3,791,650 shares of common stock.

In connection with the notes, the Company issued 7,187,500 warrants to the investors. The warrants are exercisable until September 21, 2009 and were originally issued at a purchase price of $0.40 per share. The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, Viking Systems recorded debt discount and additional paid in capital in the amount of $1,948,849. The recorded debt discount is being amortized as non-cash interest expense over the term of the debt. As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, Viking Systems recorded additional debt discount in the amount of $3,605,971 in connection with the beneficial conversion feature (“BCF”) of the notes. The debt discount recorded as a result of the beneficial conversion feature is being amortized as non-cash interest expense over the term of the debt.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

11. Convertible Notes Payable (Continued)

During 2005 the Company recorded a total of $2,772,646 of interest expense resulting from the amortization of warrant, beneficial conversion and original issue discounts.

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

The original notes converted into common stock at a rate of $0.20 per share with 25% warrant coverage with warrants to purchase common stock exercisable at $0.40 per share. The new terms provided conversion into common stock at $0.18 per share and 25% warrant coverage with warrants to purchase common stock exercisable at $0.35 per share. As a result, the Company recorded a $4,975,824 gain on debt extinguishment in the current quarter representing the difference between the deemed reacquisition value of the convertible notes on the date the conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176). Upon conversion of $5,250,000 in convertible notes, the Company issued 26,388,889 shares of common stock and 6,694,451 warrants to purchase shares of common stock.

Concurrent with the closing of the Series B Preferred Stock transaction (note 10), note-holders converted $5,500,000 of debt into equity instruments: $4,750,000 of the notes were converted into 26,388,889 shares of common stock and $750,000 of the notes were converted into 750 shares of Series B Preferred Stock. Each share of the Series B Stock is convertible, subject to adjustments, into approximately 5,555 shares of common and 2,778 warrants to purchase common stock.

In conjunction with the conversion of the convertible notes, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of $4,750,000 of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the Series B Preferred Stock transaction, the Company unable to include the securities of the former Note holders in the first registration statement.

We have agreed to pay all Note purchasers, who elect to receive it, a registration delay fee of one percent per month of their initial Note principal balance. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Based on this agreement, we began accruing approximately $34,000 per month and through December 31, 2006, we have accrued a total of $227,000 for such fees, of which $34,500 has been paid.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

11. Convertible Notes Payable (Continued)

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

As of December 31, 2006 and 2005 convertible notes payable balances are summarized as follows:

		Convertible
	Convertible	Notes Payable,
	Notes Payable	Related Party

Balance, at December 31, 2004	$-	$400,000
Notes issued	3,300,000	2,550,000
Note conversions	-	(1,000,000)
Unamortized warrant and
beneficial conversion discount	(1,761,430)	(1,120,925)
Unamortized original issue discount	(36,412)	(62,157)

Net balance, at December 31, 2005	1,502,158	766,918

Notes issued	250,000	-
Note conversions	(3,550,000)	(1,950,000)
Repayments	-	-
Amortization of debt discount	1,797,842	1,183,082

Net balance, at December 31, 2006	$-	$-

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Preferred Stock

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

In May, 2006 the Company issued the Series B Preferred for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a reduction of the proceeds of the Series B Preferred. Proceeds from the sale of Series B Preferred consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic
D-98”).

In accordance with EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, proceeds from the issuance of the Preferred Stock were allocated to the fair value of warrants issued in connection with the issuance of the Preferred Stock, and to the intrinsic value of the beneficial conversion feature (“BCF”) , based on their respective relative fair values. Based on this allocation, the fair value of the warrants totaling $3,590,050 was recorded as a discount to preferred stock and an increase to warrant derivative liability, and the intrinsic value of the BCF was recorded as a discount to preferred stock and as additional paid in capital.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Preferred Stock (Continued)

The following table summarizes the valuation of the Series B Preferred for the year ended December 31, 2006.

Convertible preferred stock	$8,000,000
Less:
Issuance costs	436,142
Fair value of warrants	3,590,050
Beneficial conversion feature	3,973,808

Subtotal	$-
Plus:
Accrued dividends	391,014
Accretion of discount to redemption value	8,000,000

Convertible preferred stock	$8,391,014

The Company recorded the accretion of the Series B Preferred discount to its redemption value at issuance, since the preferred shares were immediately convertible. Total accretion of the discount to the Series B Preferred redemption value was recorded as a charge to additional paid in capital and to the net loss attributable to common stockholders, as of December 31, 2006. In addition, the Company accreted the dividend on the preferred stock as a charge to additional paid in capital.

Following is a summary of the Series B Preferred stock rights, preferences and privileges:

Dividends. Holders of the Series B Preferred Stock (each a “Holder”) are entitled to receive cumulative dividends at the rate per share of (i) up to and including May 22, 2009, 8% per annum, (ii) from May 22, 2009 through and including May 22, 2010, 11% per annum, and (iii) after May 22, 2011, 14% per annum. Dividends shall be paid in cash or shares of Viking Systems common stock, or a combination thereof. Dividends are payable on the first day following the end of each fiscal quarter of the Company. Dividends do not compound; provided, that if the Company fails to pay such dividends as required, then accrued but unpaid dividends shall bear an interest rate of eighteen percent (18%) per annum compounding daily. Under certain circumstances, if dividend payments have not been made, at the Holder’s option, unpaid dividends may be accreted to, and increase, the outstanding Stated Value.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Preferred Stock (Continued)

During the year ended December 31, 2006, the Company recorded preferred stock dividends of approximately $391,014, as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. All dividends accrued to date remain unpaid as of December 31, 2006. The Company may request that the Preferred B shareholders consent to receive payment of dividends in shares of the Company’s stock.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Preferred Stock (Continued)

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12. Preferred Stock (Continued)

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

Our initial registration statement became effective within 90 days and a subsequent registration statement was filed and was not approved with the Securities and Exchange Commission.

As of December 31, 2006 certain shares underlying the Series B preferred securities had not been registered pursuant to the terms of the Registration Rights Agreement, The Purchasers of Series B Preferred shares agreed to waive the registration requirements of the Registration Rights Agreement and each Purchaser agreed to accept, and the Company agreed to issue to the Purchasers, an aggregate of 4,000,000 shares of Common Stock (“Liquidated Damage Shares”) in lieu of cash liquidated damages under the Registration Rights Agreement as to the Unregistered Shares. Pursuant to the terms of the Consent, Waiver and Amendment Agreement with the Series B preferred shareholders, 4,000,000 Liquidated Damage Shares were issued in February 2007. At December 31, 2006 the Company accrued $840,000 in expense related to the liquidated damages based on the estimated fair value of the Liquidated Damage Shares.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13. Income Taxes

The components of the 2006 and 2005 provision for federal and state income tax benefit (expense) completed in accordance with statement No. FAS 109 are summarized below:

	2006	2005
Current
Federal	$-	$-
State	(1,300)	(1,300)

Deferred
Federal	-	-
State	-	-

	$(1,300)	$(1,300)

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2006	2005

Expected Income tax benefit at statutory rate	$3,482,000	$3,011,000
Non-deductible Derivatives	1,187,000	-
Meals and entertainment	(27,000)	(15,000)
Gain on extinguishment of debt	1,992,000	-
Minimum state taxes	(900)	(1,300)
Incentive stock options	(145,000)	-
Amortization of Debt Discount	(2,981,000)	-
Other	12,600	(27,000)
Change in valuation allowance	(3,521,000)	(2,969,000)

	$(1,300)	$(1,300)

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13. Income Taxes (Continued)

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2006	2005

Operating loss carry forwards	$5,639,000	$3,774,000
Research and development tax credit	66,000	45,000
Basis Difference in Fixed Assets	67,000	46,000
Accrued liabilities	65,000	82,000
Stock options	89,000	-
Less valuation allowance	(5,926,000)	(3,947,000)

	$-	$-

Viking Systems has net operating losses of approximately $14,096,000 and $14,094,000 for federal and state, respectively which begins to expire in 2020 for federal purposes and 2015 for state purposes. The amount of net operating loss carry forward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $5,926,000 as of December 31, 2006 due to the uncertainty of the future realization of the deferred tax asset. The net change in valuation allowance for 2006 was an increase of $3,521,000.

Due to the Company being in a net operating loss position, the implementation during 2006 of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, resulted in a difference of $1,542,000 between the expected income taxes at statutory rates and the amounts presented herein related to the change in the valuation allowance.

14. Operating Leases

Viking Systems leases its office space and certain office equipment under non-cancelable operating lease agreements. Future minimum lease payments on these leases as of December 31, 2006, are as follows:

Years Ending December 31,

2007	$273,974
2008	169,846
2009	160,380
2010	120,286

$724,486

Rent expense for the years ended December 31, 2006 and 2005 was $275,708 and $192,274, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

15. Related Party Transactions

During the year ended December 31, 2006, Viking Systems:

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

•
Issued convertible notes payable to a significant stockholder in the amount of $1,050,000. At December 31, 2005 the convertible notes payable to a significant stockholder totaled $450,000. These notes are presented on the balance sheet net of unamortized debt discount totaling $367,757.

•
Had convertible notes payable, at December 31, 2005 to a firm in which a member of Viking Systems’ Board of Directors is a partner totaling $1,500,000. These notes are presented on the balance sheet net of unamortized debt discount totaling $815,325.

•
Entered into a Loan and Security Agreement, pursuant to which Viking can borrow up to $200,000 which is secured by a Certificate of Deposit owned by a significant shareholder. This agreement expired on May 13, 2006.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16. Stock-Based Compensation

Common Stock Options
The Company has the 2004 Stock Incentive Plan (Plan) under which officers and key employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The Company also has the 2004 Non-Employee Directors Stock Ownership Plan which provides for the grant to non-employee directors of non-qualified stock options and restricted stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Stock Incentive Plan is 8,600,000 shares and 500,000 shares under the 2004 Non-Employee Director Stock Ownership Plan. As of December 31, 2006, the maximum number of shares available for future grants under the Plan is 2,804,000 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding January 1, 2005	2,816,000	$0.26

Granted in 2005	3,025,000	$0.49
Cancelled in 2005	(135,000)	$0.48

Options outstanding December 31, 2005	5,706,000	$0.38

Granted in 2006	2,860,000	$0.39
Cancelled in 2006	(590,000)	$0.50
Exercised in 2006	(1,000,000)	$0.02

Options outstanding December 31, 2006	6,976,000	$0.42	$0.19

Options exercisable December 31, 2006	4,013,000	$0.44	$0.19

A summary of the status of non-vested options as of December 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2006	3,390,333	$0.50
Granted	2,860,000	0.39
Vested	(3,046,333)	0.47
Exercised	-	-
Forfeited	(241,000)	0.50
Non-vested options at December 31, 2006	2,963,000	$0.41

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16. Stock-Based Compensation (Continued)

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 90.81%, expected term of 10 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

During the year ended December 31, 2006, the Company recorded compensation costs related to stock options of $586,776. As of December 31, 2006, the Company has unrecognized compensation costs amounted to $506,563 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 8.7 years.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123, the Company’s net earnings and earnings per share would have been:

Year Ended December 31,
2005

Net loss, as reported	$(7,528,719)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(274,060)

Pro forma net loss	$(7,802,779)

Loss per share: Basic and diluted - as reported	$(.23)

Basic and diluted - pro forma	$(.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2005

Expected dividend yield	$-
Expected stock price volatility	67-75%
Risk-free interest rate	4.02-4.65%
Expected life of options	10 years

The weighted average fair value of options granted during the year ended December 31, 2005 was $0.33.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17. Stock Warrants and Derivative Liability

The following table summarizes warrants to purchase common stock outstanding at December 31, 2006:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Warrants outstanding January 1, 2005

Granted	7,187,500	$0.40	$0.40	3.10
Exercised	-	$-	$-	-

Warrants outstanding December 31, 2005	7,187,500	$0.40	$0.40	3.10

Granted	25,694,444	$0.35 -0.75	$0.38	4.33
Exercised	-		-	-
Cancelled	(1,187,500)	$0.40	$0.40	2.42

Warrants outstanding December 31, 2006	31,694,444	$0.35-0.75	$0.37	3.91

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17. Stock Warrants and Derivative Liability (Continued)

Included in the total of 25,694,444 warrants issued in 2006 to purchase common shares are the following:

Warrants to purchase 22,222,222 shares at an exercise price of $0.35 per share granted to purchasers of the Series B Preferred Stock.

Warrants to purchase 606,944 shares at an exercise price of $0.35 granted to note holders in connection with the modification of convertible debt terms.

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

During 2006, the Company recorded the cancellation of 1,187,500 warrants to purchase common stock at an exercise price of $0.40 held by the Company’s President and CEO.

Evaluation of criteria under Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Instruments Indexed to and Potentially Settled in, a Company’s own Stock,” resulted in the determination that the fair value of warrants to purchase common stock issued in connection with the Preferred Stock, and all other issued and outstanding warrants, should be classified as derivative liabilities. In accordance with EITF 00-19, warrants classified as derivative liabilities are marked to market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. The fair value of the warrants on December 31, 2006 was $3,373,676, resulting in a decrease in the fair value of the warrants and the recording of a derivative gain in the amount of $2,967,616.

During the year ended December 31, 2005, Viking issued warrants to purchase an aggregate of 7,187,500 shares of the Company’s common stock, in connection with the issuance of convertible notes payable. Such warrants were originally exercisable at a price of $.40 per share through September 2008. Pursuant to the consent of the noteholders, in May, 2006, the warrants were extended until September 21, 2009, the purchase price was reduced to $0.35 per share and the Company issued an additional 606,944 warrants.

In connection with the May 2006 issuance of Series B preferred stock, the Company issued warrants to purchase an additional 22,222,222 shares of common stock at an initial price of $0.35 per share.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

18. Common Stock Issued and Issuable For Services

During 2005 Viking Systems issued a total of 220,000 shares of common stock as compensation for services to non-employees. According to the terms of the agreements for these services, the shares are restricted and must be returned on a pro rata basis in the event that the agreements are terminated prior to completion of the services period. Accordingly, the shares are being treated as unissued until such time as services under the agreement have been provided and the shares are no longer forfeitable. In each of the years ended December 31, 2006 and 2005 a total of 110,000 shares have been recorded as issued pursuant to these agreements.

During, 2006 the Company entered into an agreement with its investor relations firm to issue up to 250,000 shares at a quarterly rate of 62,500 shares. The first issuance of the stock is expected to be made in 2007. Total expense accrued at December 31, 2006 in connection with this issuance was approximately $42,700.

19. Major Customers

During the year ended December 31, 2006, Viking Systems had sales to three customers that accounted for 21%, 13% and 11%, respectively, of total sales. During the year ended December 31, 2005, Viking Systems had sales to three customers that accounted for 26%, 21% and 19%, respectively, of total sales. These customers owed the Company $290, $110,000, and $107,940 at December 31, 2006 and $79,728, $43,740, and $51,121 at December 31, 2005.

20. Commitments and Contingencies

During 2004, Viking Systems purchased the assets of the visualization technology business of Vista Medical Systems, Inc. (“Vista”), a Delaware in connection with the acquisition of assets of visualization technology business of Vista Medical Systems, Inc (“Vista”) discussed in Note 1, Viking Systems entered into a license agreement for the intellectual property and product rights used in the operation of the business acquired. In exchange for this license grant, Viking Systems paid Vista royalties of 5% of all original equipment manufacturer (OEM) sales and 10% of all sales of the 3Di System over the five (5) years following the acquisition. The license agreement contained minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking Systems under the license agreement were capped at $4,500,000 in the aggregate, over the five-year period. Vista retained ownership of all intellectual property and product rights under the license agreement until these royalty obligations were satisfied, at which time Vista will transfer ownership of such intellectual property and product and product rights to Viking Systems.   In November 2006, Viking and IVOW, the new owners of Vista entered into a Technology Transfer and Settlement Agreement whereby IVOW would immediately transfer the ownership of the intellectual property and technology for a final payment of $500,000.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

20. Commitments and Contingencies  (Continued)

Viking Systems has also entered into a royalty agreement with a supplier. The royalty agreement requires payments of 4% of sales that use the supplier’s product. As of December 31, 2006 and 2005, Viking Systems had accrued royalties related to this agreement of approximately $19,027 and $12,090, respectively. During 2006 and 2005, Viking Systems did not pay any royalties under this agreement.

Viking Systems has a License Agreement with an individual, which originated as of April 15, 2004, whereas Viking has exclusive use of the licensor’s stereo imaging patents. Under this agreement, which expires on August 24, 2008, Viking Systems pays $54,000 per year in equal monthly payments. The McKinley patents have been licensed for potential new products and should the license agreement not be renewed, there will be no impact on Viking’s current business.

21. Recent Accounting Pronouncements
In September 2005, the Emerging Issue Task Force ("EITF") reached a consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF No. 05-8”). Under EITF No. 05-8, issuance of convertible debt with a beneficial conversion feature recorded pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. The EITF No. 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

21. Recent Accounting Pronouncements (Continued)

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

22. Subsequent Events

During January 2007, we issued a $300,000 promissory note to our CEO who is also a significant shareholder and Director. The promissory notes were converted into the February 2007 debentures.

In February 2007,Viking Systems issued a total of $5,376,533 of Debentures had been sold to 13 Investors. Viking may issue additional Debentures. The general terms of this financing are as follows:

Maturity Date of Notes
Two years from the date of issuance and may be accelerated by Investor upon default by Viking.

Interest Rate of Notes
Eight percent per annum, payable quarterly and subject to certain conditions, Viking may pay interest by issuing the holders of the Debentures shares of Viking common stock.

Security
The Notes are secured by all of the assets of Viking.

Optional Conversion by Investors
Conversion. The Debentures may, at the option of the Investors, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operation milestones (described in the Debentures Warrants) during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents.

Optional Redemption by Viking
Viking may not prepay the debentures but it may redeem some or all of the Debentures if certain conditions (“Equity Conditions”) are met. The Optional Redemption Amount (as defined in the Transaction Documents) equals 120% of the principal amount of the Debentures redeemed if the redemption occurs prior to the first anniversary date of the issuance of the Debentures, and 140% of the principal amount of the Debentures redeemed if the redemption occurs after the first anniversary date of the issuance of the Debentures but prior to the second anniversary date of issuance

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

22. Subsequent Events  (Continued)

Warrants
As additional consideration for the Investors purchasing the Debentures, Viking has issued the Investors Warrants to purchase shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operation milestones (described in the Warrants and the Debentures) during the first three quarters of 2007, the exercise price will be reduced to $0.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is issued to purchase that number of shares of common stock of Viking that equals 50% of the number of shares issuable upon conversion of the Debentures. Assuming $6,000,000 of Debentures are sold, and assuming the Debentures are convertible into 33,333,333 shares of Viking common stock, the warrants will entitle the holders to purchase an aggregate of approximately 16,666,667 shares of Viking common stock. Assuming $6,000,000 of Debentures are sold, and assuming the Debentures are convertible into 50,000,000 shares of Viking common stock, the warrants will entitle the holders to purchase an aggregate of approximately 25,000,000 shares of Viking common stock.

Registration Rights
Viking has agreed to register with the Securities and Exchange Commission, the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants. Viking will pay all expenses and cost of registration except for commissions. In the event the securities underlying the debentures and warrants are not registered by the dates agreed to in the transaction documents, Viking will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures.

Additional
Pursuant to the securities purchase agreement, the Holders were granted certain rights to participate in subsequent financings by Viking.

In February 2007, we received the consent of our Series B Preferred Shareholders to consummate the convertible debenture financing and executed a consent and waiver agreement as described below.

Consent, Waiver, and Amendment Agreement

In May 2006, Viking issued shares of its Convertible Series B Preferred Stock and Warrants to a limited number of accredited investors (the “Preferred Stock Transaction”). Pursuant to the terms and conditions of the Preferred Stock Transaction, Viking agreed to register the shares of common stock underlying the Series B Preferred Stock and Warrants issued in the Preferred Stock Transactions (the “Preferred Stock Transaction Shares”). Some of the Preferred Stock Transaction Shares were registered but other Preferred Stock Transaction Shares were not registered as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The failure to register all of the Preferred Stock Transaction Shares resulted in a default by Viking of the terms and conditions of the Preferred Stock Transaction documents. Viking and the Preferred Stockholders have entered into a Consent, Waiver and Amendment Agreement pursuant to which:

•	Viking has agreed to issue the Preferred Stockholders a total of 4,000,000 shares of Viking common stock;

•	the Preferred Stockholders agreed to amend certain provisions of the Preferred Stock Transaction documents; and

•	the Preferred Stockholders agreed to waiver certain breaches of the Preferred Stock Transaction documents.

Liquidated damages in the amount $840,000 have been accrued as of December 31, 2006 based on the estimated fair value of the four million shares of common stock issued pursuant to this agreement.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 27, 2006 we filed a Form 8-K, which was amended with Form 8-K/A filings on December 29, 2006 and January 19, 2007 indicating that on November 27, 2006 we were informed by Peterson & Co., LLP (“Peterson”), our independent registered public accounting firm that Peterson has consummated a merger with Squar, Milner, Miranda & Williamson, LLP (“Squar Milner”). Squar Milner, which is located in Newport Beach, California, is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner Peterson”).

We filed this Form 8-K as notification that Peterson will no longer be our independent registered public auditor and that Squar Milner Peterson succeeds Peterson as the Company’s independent registered auditor. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended December 31, 2007, is for management to report on Viking Systems’ internal controls over financial reporting and for our independent registered public accountants to attest to this report for the year ended December 31, 2008.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Position

Donald E. Tucker	Chairman of the Board, CEO/President
Daniel F. Crowley	Director, Audit Committee Chairman
Nathan J. Harrison, M.D.	Director, Compensation Committee Chairman (Interim CEO April 12, 2006 through May 22, 2006)
Brian M. Miller	Director
Dr. Michael J. Manyak	Director
Gregory M. Decker	Chief Financial Officer
Joseph Warrino	Secretary
Lonna Williams	Sr. VP of Commercial Operations

Background information about Viking Systems’ officers and directors is as follows:

Donald E. Tucker. Effective May 23, 2006, Donald E. Tucker was appointed Chief Executive Officer, President and a director of Viking. Mr. Tucker replaced interim CEO Nathan Harrison, MD who continues to serve as a director of Viking. In August 2006, Mr. Tucker also became chairman of Viking’s board of directors. Mr. Tucker is a significant shareholder of Viking, and has recently retired from his employment as a senior executive with Accenture, an international consulting company. Viking anticipates that employment compensation terms for Mr. Tucker will be finalized within the next several weeks. Over his 26 year career with Accenture, Mr. Tucker has worked extensively with start-up companies, emerging growth businesses, and Fortune 50 companies. Mr. Tucker was the Managing Partner for the Accenture Medical Products, Diagnostics and Devices industry segments, as well as, the Accenture lead partner for the west coast bio/pharmaceutical market. Areas of specialization include product and market development, logistics/supply chain management, and strategy formulation. Mr. Tucker has extensive experience in merger integration, new product launch, and complex business change. Mr. Tucker earned a B.S. in Business Management from Northern Michigan University.

Gregory M. Decker. Effective May 31, 2006, Gregory M. Decker was appointed Chief Financial Officer of Viking. Mr. Decker served most recently as the Chief Financial Officer of Sensoria Corporation, a venture-funded wireless communications company. Mr. Decker has more than 20 years of financial and general management experience with telecom services, infrastructure and terminal equipment -- in both start-up and Fortune 500 companies. Prior to joining Sensoria, Mr. Decker was Senior Vice President and CFO of NeoPoint, Inc., a developer of wireless “Smartphones” and wireless Internet services. Previously, Mr. Decker was the Finance Director for Qualcomm’s $1-billion Consumer Products Division, and Controller for Ericsson Raynet. He holds a bachelor’s degree from Pomona College and a Masters in Business Administration from Harvard’s Graduate School of Business.

Daniel F. Crowley. Mr. Crowley was appointed a director of Viking in December 2003 and was Chairman of the Board from March 2005 to August 2006. He has been a private investor and business consultant since 2002. Mr. Crowley is a principal in and co-founder of Spectrum Partners LLC, a business strategy and development advisory firm specializing in the transportation and logistics industry with offices in Scottsdale, Arizona. Prior to Spectrum Partners LLC, Mr. Crowley was Executive VP & CFO at BAX Global from 1998 through 2002. Previous positions include senior management positions with Frito-Lay International and Grand Metropolitan PLC companies including, The Pillsbury Company and Pearle Vision. Mr. Crowley holds a CPA certificate from the State of New York, and a M.B.A. in Finance from Columbia University.

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

Brian Miller. Effective October 5, 2006, Brian M. Miller was appointed as a member of the Company’s Board of Directors. Mr. Miller currently serves as Executive Vice President, Strategic Alliances of Pay By Touch, a San Francisco based company offering biometric based payments and personal marketing solutions. He is also a member of the Board of Directors of Pay By Touch and M-Factor, a provider of marketing analytics solutions. Mr. Miller joined Pay By Touch in 2002 after a 28-year career with Accenture where he focused on creating the firm's Custom Relationship Management (“CRM”) practice, working in the sales and marketing area for important clients such as Disney, Kellogg’s, Hershey, Clorox, Quaker, Dial, Wyeth Pharmaceutical and Takeda Pharmaceutical. He was also instrumental in establishing key Accenture strategic relationships with Siebel Systems, PeopleSoft, and Blue Martini. During his tenure at Accenture, Miller served as the Managing Partner in several areas of the firm's practice for the West Coast, working with important clients such as Lucky Stores, Ralphs, Savemart, Smitty’s, Smiths, Fred Meyer, Ross Stores and Duty Free Shops. He also led Accenture's Silicon Valley Business Launch Center, helping clients startup new internet based companies. Miller received an MBA and a BSE degree in Industrial Engineering from the University of Michigan.

Dr. Michael J. Manyak. Effective November 9, 2006, Dr. Michael J. Manyak was appointed as a member of the Company’s Board of Directors. Since January 2005, Dr. Manyak has been Vice President of Medical Affairs of Cytogen Corporation, a publicly held biopharmaceutical company. Dr. Manyak is also Professor of Urology, Microbiology, and Tropical Medicine at The George Washington University Medical Center (GWUMC) where he was also Chairman of the Department of Urology. After completing his urological residency at GWUMC, Dr. Manyak became an American Foundation for Urological Disease Scholar at the National Cancer Institute, completed a fellowship in Biotechnology in 1988, and joined the urological staff at GWUMC. Dr. Manyak has also served on the Medicare Coverage Advisory Committee for the Center for Medicare and Medicaid Services where he was a member of the Imaging Subcommittee. In addition, he received a presidential appointment to the National Kidney and Urological Disease Advisory Board. He was formerly a voting member of the Food and Drug Administration Regulatory Panel for Genitourinary and Gastrointestinal Devices. He has been a reviewer for the National Institutes of Health Special Study Section for Small Business Grants and several professional journals. Dr. Manyak holds a B.A. degree in Pre-professional Studies from the University of Notre Dame and a M.D. degree from the University of the East, Manila, Philippines.

Joseph A. Warrino. Mr. Warrino was appointed the CFO and Secretary of Viking on April 15, 2004. On May 31, 2006, Mr. Warrino was appointed as Vice President of Administration and is no longer our Chief Financial Officer. Prior to joining Viking he was Controller of Vista Medical Technologies, Inc. From 1999 to 2000 Mr. Warrino was a Division Controller and Human Resources Manager of Lakso Packaging, a division of DT Industries, Inc. From 1998 to 1999, he was a senior cost accountant for Vista Medical Technologies, Inc. and from 1989 to 1998, Mr. Warrino worked as an accountant for several different publicly held companies. Mr. Warrino earned his B.S. degree in accounting from Salem State College and his A.S. degree in Management from Middlesex Community College.

Lonna J. Williams. In September 2004, Ms. Williams joined Viking as Vice President, Sales and Marketing for all Viking business units. Ms. Williams was formerly President of Medical Market Solutions, a health care product consulting firm. She has 20 years of experience in marketing, sales and business development in medical diagnostics, devices, and pharmaceuticals and has held executive level positions in several public and privately held companies. Ms. Williams has brought over 25 new products to market and commercialized four novel technologies. She has held senior management positions at Johnson and Johnson/Clinical Diagnostics, Hybritech/Eli Lilly, GenProbe, Inc., Quidel Corporation and LifePoint, Inc. She has been involved in corporate acquisitions and technology licensing and has created and implemented business plans, integration and commercialization plans supporting the acquisitions. She graduated from the University of Southern Colorado.

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

Control Persons

Mr. Tucker acquired a voting control position in Viking Systems in December 2003. Information about Donald E. Tucker is provided above.

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

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below:

Audit Committee.    The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of Daniel Crowley (Chairman) and Nathan Harrison, each of whom is a non-management member of our board of directors.  Daniel F. Crowley is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

Compensation Committee.    The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Nathan Harrison (Chairman) and Brian Miller, each of whom is a non-management member of our board of directors. We believe that the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

Nominating and Corporate Governance Committee.    The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Michael J. Manyak. (Chairman) and Nathan Harrison. We believe that the composition of our nominating and governance committee meets the criteria for independence under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. We intend to comply with future nominating and corporate governance committee requirements as they become applicable to us.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO at dtucker@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Viking Systems’ directors and executive officers, and persons who beneficially own more than 10% of a registered class of Viking Systems’ equity securities, to file reports of beneficial ownership and changes in beneficial ownership of Viking Systems’ securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of Viking Systems’ Common Stock are required by SEC regulations to furnish Viking Systems with copies of all Section 16(a) forms that they file. Viking Systems believes that, during the year ended December 31, 2006, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	All Other Compensation

Donald E. Tucker (1)	2006	$137,738	-0-	-0-	-0-	720,000	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas B. Marsh (2)	2006	$418,344	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2005	$230,059	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$151,600	18,000(6)	-0-	-0-	320,000	-0-	-0-
	2003	$-0-	-0-	-0-	-0-	1,000,000	-0-	-0-

Nathan Harrison, MD (3)	2006	-0-	-0-	-0-	-0-	10,000	-0-	-0-

Gregory M. Decker (4)	2006	$102,776	-0-	-0-	-0-	400,000	-0-	-0-

John Kennedy (5)	2006	$220,552	-0-	-0-	-0-	130,000	-0-	-0-
	2005	$195,555	-0-	-0-	-0-	500,000	-0-	-0-
	2004	$132,385	18,000(6)	-0-	-0-	280,000	-0-	-0-

Lonna Williams (7)	2006	$183,915	-0-	-0-	-0-	130,000	-0-	-0-
	2005	$170,620	-0-	-0-	-0-	500,000	-0-	-0-
	2004	$44,563	12,000(6)	-0-	-0-	280,000	-0-	-0-

Joseph Warrino (8)	2006	$152,624	-0-	-0-	-0-	100,000	-0-	-0-
	2005	$123,394	-0-	-0-	-0-	200,000	-0-	-0-
	2004	$65,916	12,000(6)	-0-	-0-	126,000	-0-	-0-

The following table sets forth certain information concerning compensation for services rendered for the past three years to Viking Systems’ Chief Executive Officer and to Viking Systems’ most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

1)
Donald E. Tucker was appointed Chief Executive Officer, President and a director of Viking effective May 23, 2006. Mr. Tucker replaced interim CEO Nathan Harrison, MD who continues to serve as a director of Viking. In August 2006, Mr. Tucker also became chairman of Viking’s board of directors. Mr. Tucker is a significant shareholder of Viking

2)
Mr. Marsh was appointed as President and CEO of Viking in December 2003 and left the Company as of April 11, 2006. Included in Mr. Marsh’s compensation is $330,000 in compensation related to a cashless exercise of 1,000,000 incentive stock options resulting in the issuance of 837,000 shares to Mr. Marsh.

3)	Nathan Harrison, MD served as the interim CEO for the period of April 11, 2006 to May 23, 2006 and continues to serve as a director of Viking.

4)	Gregory M. Decker was appointed Chief Financial Officer of Viking effective May 31, 2006.

5)	Mr. Kennedy was appointed as President of the Vision Systems Group in April 2004.

6)	The bonus was earned in 2004 and paid in 2005.

7)	Ms. Williams joined Viking Systems in September 2004 as VP of sales and Marketing and in July 2005 was promoted to Sr. VP of Commercial Operations.

8)	Joseph A. Warrino served as the Company’s CFO from April 15, 2004 until May 31, 2006. Mr. Warrino continues to be the Secretary of Viking since April 15, 2004 and is the Company’s General Manager.

Stock Options Granted in the Last Fiscal Year

The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2006 to our officers and directors.

	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(1)	Expiration Date
Donald E. Tucker	720,000	25.2%	$.48	5/23/16
Gregory M. Decker	400,000	14.0%	$.40	5/31/16
John Kennedy	130,000	4.5%	$.35	1/23/16
Lonna Williams	130,000	4.5%	$.35	1/23/16
Joseph Warrino	100,000	3.5%	$.35	1/23/16
_____________
(1)	The exercise price was equal to 100% of the fair market value on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

			Securities Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-the-Money Options at December 31, 2006 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas B. Marsh (2)	837,000	$330,000	-0-	-0-	-0-	-0-
Donald E. Tucker	-0-	-0-	-0-	720,000	-0-	-0-
Gregory M. Decker	-0-	-0-	40,000	360,000	-0-	-0-
John Kennedy	-0-	-0-	695,000	215,000	-0-	-0-
Lonna Williams	-0-	-0-	605,000	305,000	-0-	-0-
Joseph Warrino	-0-	-0-	316,000	110,000	-0-	-0-

______________
(1)	Calculated on the basis of the fair market value of the underlying securities at December 31, 2006 minus the exercise price. Viking’s common stock is quoted on the Bulletin Board.

(2)
On March 22, 2006 Mr. Marsh acquired 837,000 shares through a cashless exercise of his NSO in the amount of 1,000,000 shares. The balance of his options expired on his departure at the end of his contract on April 12, 2006.

Compensation of Directors

In April 2004, we adopted a compensation plan for our Board of Directors. Pursuant to such plan we typically grant an initial option of 20,000 shares to each non-employee director at the time he or she is appointed a director of Viking Systems. The options vest one year from the date of grant. Beginning in the second year of their term, each non-employee director is also typically granted an annual option of 10,000 shares of our common stock.

In addition to an option for 20,000 shares granted under the Non-Employee’s Directors Stock Ownership Plan, we had granted Director Daniel F. Crowley an option to purchase 200,000 shares of our common stock.

Employment Agreements

Viking Systems has entered into an employment agreement with our former CFO and current General Manager, Joseph Warrino. The agreement provides for the payment of a base salary of $150,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

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

A total of 7,500,000 shares of Viking common stock were available for granting awards under the Plan. In May 2006, the Board of Directors and the majority shareholders of Viking increased the number of shares available under the Plan to 8,600,000. The Compensation Committee of the Board of Directors administers the Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the Fair Market Value that is defined in the Plan.

We have issued options to some employees. As Viking Systems hired new employees the board granted stock options between 10,000 and 30,000 shares per employee. In conjunction with employment contracts the board granted stock options between 80,000 and 500,000 shares per employee. Incentive stock options issued to Viking officers and employees that remain outstanding at December 31, 2006 amounted to 4,976,000 shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned as of March 23, 2007 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

		Common Stock	Common Stock	Total Stock	%
	Common	Options Exercisable	Purchase Warrant	and Stock	Ownership(1)
Name	Stock	Within	Exercisable	Based
		60 Days	Within 60 Days	Holdings (1)
Donald E. Tucker (2)	29,621,150		930,555	30,551,705	45.74%
Gregory M. Decker(2)		56,000		56,000	0.08%
Joseph A. Warrino (2)		336,000		336,000	0.51%
Lonna Williams (2)	25,000	631,000		656,000	0.99%
John Kennedy (2)		721,000		721,000	1.08%
Daniel F. Crowley (2)	7,500	230,000		237,500	0.36%
Brian Miller	3,533,333		833,333	4,366,666	6.55%
Nathan Harrison, M.D.(2)	55,000	30,000		85,000	0.13%
Dr. Michael Manyak.(2)
All officers and directors
as a group (9 persons) (2)	33,241,983	2,004,000	1,763,888	37,009,871	53.15%
St. Cloud Capital Partners	8,333,333		2,083,333	10,416,666	15.33%
Crestview Capital Master, LLC.(3)	7,444,444		3,472,222	10,916,666	15.74%
Bushido Capital Master Fund, L.P. (3)	11,064,071		5,157,036	16,221,107	22.84%
Pierce Diversified Strategy Master Fund, LLC (3)	3,027,778		1,388,889	4,416,667	6.57%
GSSF Master Fund, LP (3)	3,962,499		1,875,000	5,837,499	8.62%
Gryphon Master Fund, LP (3)	4,995,833		2,291,667	7,287,500	10.69%
Midsummer Investment, LTD (3)	23,472,222		11,111,110	34,583,332	44.93%
Rockmore Investment Master Fund, LTD (3)	4,541,667		2,083,333	6,625,000	9.75%
CAMOFI Master LDC (3)	6,944,444		3,472,222	10,416,666	15.02%
The Focus Fund (3)	2,777,777		1,388,888	4,166,665	6.20%

________________

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 23, 2007. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 23, 2007 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 23, 2007, there were 65,864,941 shares of our common stock issued and outstanding.

(2)	These are the officers and directors of Viking.

(3)	“Common Stock” represents the number of shares of common stock into which, at the current conversion rate, preferred stock and/or convertible debentures are convertible.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. Viking Systems had 7,376,000 outstanding options as of March 22, 2007.

As of March 22, 2007, we had warrants outstanding which entitle the holders to purchase 47,462,584 shares of our common stock at prices ranging from $0.18 to $0.75 per share.

Equity Compensation Plan Information

The following table summarizes information about Viking Systems’ equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1)	5,096,000	$0.40	4,004,000
Equity compensation plans not approved by security holders (2)	1,880,000	$ 0.50	-
Total	6,976,000	$ 0.42	4,004,000
______________
(1)
Amounts include outstanding options to employees, officers and directors under our 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Ownership Plan. The amount in column (c) includes 3,624,000 shares available for purchase by employees under our 2004 Stock Incentive Plan and 380,000 shares available for purchase by employees under our 2004 Non-Employee Director Stock Ownership Plan. These plans provide for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)	Amount represents 1,880,000 in other options granted to non-employee consultants outside the Company’s plans.

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

Loan Transactions

Donald Tucker, has made several loans to Viking Systems since 2005. Each of such loans was unsecured and most was convertible into shares of our common stock or other debt securities. Information about such loans is as follows:

Date of Loan	Amount	Interest Rate	Maturity Date	Conversion Rate
10/26/04	$200,000	10%	3/31/05	$.40 per share (1)
12/6/04	$200,000	10%	3/31/05	$.40 per share (1)
1/12/05	$ 50,000	10%	3/31/05	$.40 per share (1)
1/21/05	$ 50,000	10%	3/31/05	$.40 per share (1)
2/5/05	$500,000	10%	3/31/05	(2)
3/16/06	$200,000	10%	5/31/05	(3)
1/26/07	$300,000	8%	2/26/07	$.18 per share(4)

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

(3) On March 16, 2006, Donald Tucker loaned Viking Systems $200,000 in an unsecured note payable. This note was repaid in June, 2006.

(4) On February 24, 2007, this loan was converted into another debt instrument. On that date, Viking closed upon the sale of $5,376,533 of its Secured Convertible Debentures (the “Debentures”) pursuant to a Securities Purchase Agreement and related agreements (the “Transaction Documents”), among (i) Viking and 13 purchasers (collectively, the “Investors”). As of February 24, 2007 a total of $5,376,533 of Debentures had been sold to 13 Investors.

Loan Guarantee Collateral

On January 27, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provides for a maximum borrowing of $200,000. The loan was secured by the assets of Viking Systems and also secured by a $200,000 certificate of deposit owned by Donald Tucker. This agreement was terminated in June, 2006.

ITEM 13.  EXHIBITS

Exhibit
Number	Exhibit
2.1	Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (6)
3.3	Bylaws (1)
10.1	Option Agreement - Thomas B. Marsh (3)
10.2	Option Agreement - Daniel F Crowley (3)
10.3	Asset Purchase Agreement - Vista Medical Technologies, Inc.(3)
10.4	Patent and Technology License Agreement (3)
10.5	Stock Incentive Plan (4)
10.6	Non-Employee Stock Option Plan (4)
10.7	Employment Agreement - Thomas B. Marsh (5)
10.8	Employment Agreement - Jed Kennedy (8)
10.9	Employment Agreement - Joe Warrino (8)
10.10	Employment Agreement - Lonna Williams (8)
10.11	Personal Services Agreement G. Andriole (11)
10.12	Personal Services Agreement C. Nizhat (11)
10.13	Lease Agreement (7)
10.14	Registration Rights Agreement (9)
10.15.	Warrants to Purchase Common Stock (9)
10.16	iVOW Settlement Agreement (11)
10.17	Platinum Medical Distribution Agreement (11)
10.18	Lease Agreement (11)
10.19	SECURITIES PURCHASE AGREEMENT
10.20	REGISTRATION RIGHTS AGREEMENT
10.21	COMMON STOCK PURCHASE WARRANT
10.22	SECURITIES PURCHASE AGREEMENT
10.23	SECURED CONVERTIBLE DEBENTURE
10.24	REGISTRATION RIGHTS AGREEMENT
10.25	COMMON STOCK PURCHASE WARRANT
10.26	SECURITY AGREEMENT
10.27	WAIVER AND AMENDMENT AGREEMENT
14.1	Code of Ethics (2)
16.1	Letter from Previous Auditor (10)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (10)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (10)
_________________

(1)	Incorporated herein by reference from Registrant’s Form 8-K dated July 25, 2006.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2002.
(3)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated December 24, 2003
(4)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 31, 2004.
(5)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated July 19, 2004.
(6)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated May 22, 2006.
(7)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 1, 2004.
(8)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 10, 2005.
(9)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 24, 2005.
(10)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K/A dated January 17, 2007.
(11)	Attached

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Peterson & Co., LLP was appointed on December 28, 2005 to audit the consolidated financial statements of Viking Systems for the year ending December 31, 2005 and to report the results of their audit to the Audit Committee of the Board of Directors. Tanner LC served as the auditor for Viking Systems for the year ending December 31, 2004 and provided services during 2005. On November 27, 2006 we filed a Form 8-K indicating that on November 27, 2006 we were informed by Peterson & Co., LLP (“Peterson”) that Peterson has consummated a merger with Squar, Milner, Miranda & Williamson, LLP (“Squar Milner”) who is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner Peterson”).

Fees billed to Viking Systems by Squar, Milner, Peterson, Miranda & Williamson, LLP, Peterson & Co., and Tanner LC

Squar, Milner, Peterson, Miranda & Williamson, LLP / Peterson & Co LLP	2006	2005
(1) Audit Fees	$173,818	$68,765
(2) Tax Fees	$0	$7,028
(3) All Other Fees	$0	$0

Tanner LC	2006	2005
(1) Audit Fees	$21,493	$40,000
(2) Tax Fees	$5,000	$5,000
(3) All Other Fees	$0	$0

_____________

(1)
Audit fees billed to Viking Systems by Squar, Milner, Peterson, Miranda & Williamson, LLP, Peterson & Co and Tanner LC were for all professional services performed in connection with the audit of Viking Systems’ annual financial statements, reviews of financial statements included in the Company’s Forms 10-QSB for those periods as well as services rendered in connection with registration statements. The 2006 and 2005 fees include the estimated costs to complete the respective year’s audit.

(2)	Tax services include fees for the preparation of federal and state tax returns.

(3)	Neither Squar, Milner, Peterson, Miranda & Williamson, LLP, Peterson & Co., LLP or Tanner LC billed Viking Systems for other services during 2006 and 2005.

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

Viking Systems, Inc.

Dated: March 26, 2007	By: /s/ Donald E. Tucker
CEO/President
Principal Executive Officer

Dated: March 26, 2007	By: /s/ Gregory M. Decker
CFO/ Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Donald E Tucker	CEO/President and Chairman of the Board of Directors	March 26, 2007

/s/ Gregory M. Decker	CFO	March 26, 2007

/s/ Daniel F. Crowley	Director	March 26, 2007

/s/ Brian Miller	Director	March 26, 2007

/s/ Nathan Harrison, M.D.	Director	March 26, 2007

/s/ Dr. Michael J. Manyak	Director	March 26, 2007