Form 10QSB
period 2007-03-31
VIKING SYSTEMS INC
filed 2007-05-15
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Name of Small Business Issuer as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification No.)

4350 La Jolla Village Drive, Suite 900, San Diego, CA 92122
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

Common Stock outstanding on March 31, 2007; 65,864,941 shares of $.001 par value Common Stock.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2007

PART I - FINANCIAL INFORMATION
		Page of
		Form 10-QSB
Item 1.	Financial Statements (unaudited):

	Balance Sheets at March 31, 2007 and December 31, 2006	3
	Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4
	Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5-6
	Notes to Financial Statements	7 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	20

PART II - OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

Assets	March 31,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$2,577,156	$440,465
Accounts receivable	1,258,416	855,299
Inventories	1,520,340	1,117,929
Prepaid expenses	-	34,208
Other current assets	358,718	72,535
Total current assets	5,714,630	2,520,436

Property and equipment, net	579,654	594,402
Debt issuance costs	87,734	-
Intangible assets, net	332,500	350,000
Total assets	$6,714,518	$3,464,838

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$878,667	$1,037,334
Accrued expenses	1,068,700	1,780,302
Deferred revenue	103,737	100,181
Capital lease obligations - current	37,080	36,649
Notes payable	-	350,000
Derivative liability	10,011,392	3,373,676
Total current liabilities	12,099,576	6,678,142

Capital lease obligations	66,980	77,253
Convertible notes payable, net of debt discount of $5,237,519 at March 31, 2007	139,014	-

Commitments and contingencies

Series B redeemable preferred stock, $0.001 par value; 8,000 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006
(aggregate liquidation preference of $8,552,329 at March 31, 2007 and $8,391,014 at December 31, 2006, respectively).	8,552,329	8,391,014

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
65,864,941 and 34,529,052 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	65,865	61,865
Additional paid-in capital	7,554,293	6,804,876
Accumulated deficit	(21,763,539)	(18,548,312)
Total stockholders' deficit	(14,143,381)	(11,681,571)

Total liabilities and stockholders' deficit	$6,714,518	$3,464,838

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended
	March 31,
	2007	2006

Sales, net	$1,925,245	$1,254,844
Cost of sales	1,380,215	889,877

Gross profit	545,030	364,967

Operating expenses:
General and administrative	632,074	529,190
Selling and marketing	1,144,773	874,368
Research and development	411,917	310,224

Total operating expenses	2,188,764	1,713,782

Operating loss	(1,643,734)	(1,348,815)

Other income (expense):
Interest income	15,409	-
Interest expense	(182,287)	(145,365)
Amortization of debt discount and debt issuance costs	(143,430)	(2,980,924)
Loss on derivative liability	(1,261,184)	-
	(1,571,492)	(3,126,289)

Net loss	$(3,215,226)	$(4,475,104)

Series B Preferred Stock dividend	(161,315)	-

Net loss applicable to common stockholders	$(3,376,541)	$(4,475,104)

Net loss per share - basic and diluted	$(0.05)	$(0.13)

Weighted average shares outstanding - basic and diluted	63,420,497	34,850,757

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,215,226)	$(4,475,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,303	86,444
Common stock issued for services	-	21,995
Stock based compensation expense	74,732	156,612
Amortization of debt discount and debt issuance costs	143,430	2,980,924
Loss on derivative liability	1,261,184	-

Changes in operating assets and liabilities:
Accounts receivable, net	(403,117)	(195,951)
Inventories, net	(496,985)	(51,686)
Prepaid expenses	34,208	48,148
Other current assets	(286,183)	(43,576)
Accounts payable	(158,667)	763,846
Accrued expenses	134,932	27,030
Deferred revenue	3,556	15,188

Net cash used in operating activities	(2,777,833)	(666,130)

Cash flows from investing activities:
Purchase of property and equipment	(3,482)	(35,266)
Net cash used in investing activities	(3,482)	(35,266)

Cash flows from financing activities:
Net change in short-term bank borrowings	-	158,705
Payment of debt offering costs	(47,152)	-
Proceeds from related party notes	300,000	200,000
Repayment of capital lease obligations	(9,842)
Proceeds from convertible debt	4,675,000	-
Net cash provided by financing activities	4,918,006	358,705
Net change in cash and cash equivalents	2,136,691	(342,691)

Cash and cash equivalents at beginning of period	440,465	434,503
Cash and cash equivalents at end of period	$2,577,156	$91,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,301	$145,367
Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity
Three months ended March 31, 2007:

During the three months ended March 31, 2007, the Company:

•	Converted $350,000 in notes payable and $6,534 in accrued interest into $356,534 in convertible notes payable in February 2007

•
Converted $300,000 of related party notes payable held by Donald Tucker, a significant shareholder, and the Company’s President and Chief Executive Officer into $300,000, in convertible notes payable in February 2007.

•	Issued 4,000,000 shares of common stock with a fair value of $840,000 as for liquidated damages to Series B Preferred stockholders pursuant to the February 2007 convertible debt transaction.

Three months ended March 31, 2006:

During the three months ended March 31, 2006 the Company:

•	During March 2006, 837,000 shares of common stock were issued pursuant to a cashless exercise of 1,000,000 non qualified stock options issued in December 2003.

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of March 31, 2007 and the statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Th7e balance sheet as of December 31, 2006 was derived from the company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2006, included in Viking Systems, Inc’s Form 10-KSB filed on March 27, 2007 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2007, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated March 23, 2007, which is included in our Form 10-KSB for the year ended December 31, 2006.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. During the three months ended March 31, 2007 the Company generated net proceeds of approximately $4.9 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and continues to focus on increasing revenues and gross margins, reducing its fixed cost base and improving the Company’s working capital position. However, if anticipated improvements in operating results and cash flows from operations do not materialize, the Company will need to further reduce expenses. The Company also may require additional equity or debt financing to meet its working capital requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

3. EARNINGS (LOSS) PER SHARE

 Due to the net losses for the three months ended March 31, 2007 and 2006, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three month period ended March 31, 2007 presented are the same. For the purposes of this calculation, net loss for the three months ended March 31,2007 has been adjusted for dividends on preferred stock accrued during the period.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

4. INVENTORY

Details of our inventory account balances as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Inventories:
Parts and supplies	$687,183	$558,669
Work-in-progress	236,802	344,483
Finished goods	677,892	310,559
Valuation reserve	(81,537)	(95,782)
	$1,520,340	$1,117,929

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accrued wages and salaries	$367,495	$352,390
Accrued liquidated damages	-	840,000
Accrued registration delay fees	300,300	192,300
Accrued board of director fees	172,625	151,625
Other accrued expenses	228,280	243,987
	$1,068,700	$1,780,302

6. INCOME TAXES

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The implementation of FIN 48 had no impact on the Company's financial statements.

The Company is primarily subject to U.S. federal and state income tax. Tax years ending December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

7. STOCK-BASED COMPENSATION

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three months ended March 31, 2007 and 2006, the Company recorded $74,732 and $156,612 respectively, in non-cash stock-based compensation expense related to the implementation of SFAS 123R. As of March 31, 2007, there was approximately $590,190 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.71 years.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 112.28%, expected term of 10 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

The following table summarizes the stock option transactions during the three months ended March 31, 2007:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Contractual Life
Options outstanding December 31, 2006	6,976,000	$0.42	4.95
Granted	1,040,000	0.20	9.98
Exercised	-	-	-
Cancelled	(30,000)	0.50	-
Options outstanding March 31, 2007	7,986,000	0.40	6.75

Options exercisable at March 31, 2007	4,330,000	0.43	4.66

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 during the 1st quarter of 2007 did not have a significant impact on our financial position, results of operations or cash flows.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting or a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 during the first quarter of 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 during the 1st quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

9. CONVERTIBLE NOTES PAYABLE

During January 2007, we issued a $300,000 promissory note to our CEO who is also a significant shareholder and Director. The promissory note and the $350,000 Note Payable issued by the Company in December 2006 were converted into the February 2007 debentures described below.

In February 2007, Viking Systems issued a total of $5,376,533 of convertible debentures (“Debentures”) to 13 Investors. Proceeds from the issuance of the Debentures consisted of $4,726,533 in cash and conversion of $650,000 of notes payable. The general terms of this financing are as follows:

Maturity Date of Notes
Two years from the date of issuance and may be accelerated by Investor upon default by Viking.

Interest Rate
Eight percent per annum, payable quarterly and subject to certain conditions, Viking may pay interest by issuing the holders of the Debentures shares of Viking common stock.

Security
The Debentures are secured by all of the assets of Viking.

Optional Conversion by Investors

Conversion. The Debentures may, at the option of the Investors, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as defined, during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. As of March 31, 2007, if all Debenture holders were to convert all of the Debentures into common stock at the initial conversion price, approximately 29.9 million shares of common stock will be issued in such conversion. See footnote 10.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

9. CONVERTIBLE NOTES PAYABLE (Continued)

Optional Redemption by Viking
Viking may not prepay the Debentures but it may redeem some or all of them if certain conditions are met. The Optional Redemption Amount equals 120% of the principal amount of the Debentures redeemed if the redemption occurs prior to the first anniversary date of the issuance of the Debentures, and 140% of the principal amount of the Debentures redeemed if the redemption occurs after the first anniversary date of the issuance of the Debentures but prior to the second anniversary date of issuance.

Warrants
As additional consideration, Viking issued the Investors Warrants to purchase shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as described, during the first three quarters of 2007, the exercise price will be reduced to $0.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is issued to purchase that number of shares of common stock of Viking that equals 50% of the number of shares issuable upon conversion of the Debentures.

Registration Rights
Viking has agreed to register with the Securities and Exchange Commission, the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants. Viking will pay all expenses and cost of registration except for commissions. In the event that Viking fails to file or if the securities underlying the debentures and warrants are not registered by the dates agreed to in the transaction documents, Viking will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures. Viking was required to file an initial registration statement by April 2, 2007 and has not yet completed this filing.

Additional
Pursuant to the securities purchase agreement, the Holders were granted certain rights to participate in subsequent financings by Viking.

In February 2007, we received the consent of our Series B Preferred Shareholders to consummate the convertible debenture financing and executed a consent and waiver agreement as described below.

The Debentures were assessed under SFAS No. 133 and management determined that the conversion option represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS No. 133, the embedded conversion option of the Debenture was revalued each period end and the change in fair value was reflected as a gain (loss) for the period. The proceeds received on issuance of the February 2007 Debentures were first allocated to the fair value of the bifurcated conversion option and the fair value of the derivative liability resulting from the warrants issued in connection with the Debentures. The aggregate fair values of the embedded conversion option and the warrant derivative liability totaled $6,859,608. Of this total $5,376,533 was recorded as a discount to the face amount the February 2007 Debentures, and $1,483,075 was recorded as a loss on derivative liability. The recorded discount is being accreted as interest expense using the effective interest method over the term of the Debentures.

The carrying value of the debentures will accrete up to the face value over the life of the Debentures. The Company recorded accretion of $139,014 during the three months ended March 31, 2007 related to the February 2007 Debentures. The amount recorded on the balance sheet at March 31, 2007 has been calculated as follows:

Face value of the Debentures at inception	$5,376,533
Discount recorded in connection with derivative liabilities	(5,376,533)
Accretion of discount	139,014
Carrying value at March 31, 2007	$139,014

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

10. SERIES B CONVERTIBLE PREFERRED STOCK

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

During the three months ended March 31, 2007, the Company recorded preferred stock dividends of approximately $161,315 as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. All dividends accrued to date remain unpaid as of March 31, 2007. The Company may request that the preferred B shareholders consent to receive payment of dividends in shares of the Company’s stock.

The following table summarizes the change in carrying value of the Series B Preferred for the three months ended March 31, 2007.

Carrying value of convertible preferred stock at December 31, 2006	$8,391,014
Plus:
Accrued dividends	161,315
Carrying value of convertible preferred stock at March 31, 2007	$8,552,329

Conversion. The stated value of the shares of Preferred Stock are initially convertible into shares of Viking’s common stock at a price of $0.18 per share; however, the conversion price is subject to adjustment based upon certain conditions.  Ay March 31, 2007, if all shares of Preferred Stock are converted into common stock at the initial conversion price, of which there can be no assurance, approximately 44,444,444 shares of common stock will be issued in such conversion.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

11. DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock outstanding as of March 31, 2007:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life

Warrants outstanding December 31, 2006	31,694,444	$0.35 - 0.75	$0.37	$3.66

Granted	14,934,807	0.18	0.18	6.91
Exercised	-	-	-	-
Cancelled	-	-	-	-

Warrants outstanding March 31, 2007	46,629,251	$0.18 - 0.75	$0.37	$4.70

The total of 14,934,807 warrants granted to purchase common shares during the three months ended March 31, 2007 were granted to the purchaser of the Debentures.

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

As discussed in Note 9, the Company recorded the embedded conversion option of the Debentures as a derivative liability. Approximately 29,869,000 shares of Common Stock will be issued if all Debentures are converted. The aggregate fair value of the warrant derivative liability and the conversion option derivative liability on March 31, 2007 was $10,011,392 and the change in fair value of $1,261,183 during the quarter ended March 31, 2007 required an increase in the derivative liability and a derivative loss in the amount of $1,261,184.

12. COMMON STOCK

In January 2007, the majority of shareholders, through written consent, agreed to amend the Company's Certificate of Incorporation to increase the number of authorized number of common shares from 200,000,000 to 400,000,000. In May 2007, we filed the amended Certificate of Incorporation with the State of Delaware.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

13.  CONSENT, WAIVER AND AMENTMENT AGREEMENT

In May 2006, Viking issued shares of its Convertible Series B Preferred Stock and Warrants to a limited number of accredited investors (the “Preferred Stock Transaction”). Pursuant to the terms and conditions of the Preferred Stock Transaction, Viking agreed to register the shares of common stock underlying the Series B Preferred Stock and Warrants issued in the Preferred Stock Transactions (the “Preferred Stock Transaction Shares”). Some of the Preferred Stock Transaction Shares were registered but other Preferred Stock Transaction Shares were not registered as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The failure to register all of the Preferred Stock Transaction Shares resulted in a default by Viking of the terms and conditions of the Preferred Stock Transaction documents. Viking and the Preferred Stockholders have entered into a Consent, Waiver and Amendment Agreement pursuant to which:

•	Viking agreed to issue the Preferred Stockholders a total of 4,000,000 shares of Viking common stock;

•	the Preferred Stockholders agreed to amend certain provisions of the Preferred Stock Transaction documents; and

•	the Preferred Stockholders agreed to waiver certain breaches of the Preferred Stock Transaction documents.

Liquidated damages in the amount $840,000 were accrued as of December 31, 2006 based on the estimated fair value of the four million shares of common stock issued by the Company in February 2007 pursuant to this agreement.

14. REGISTRATION DELAY FEES

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of $4,750,000 of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the recently completed Series B Preferred Stock transaction, we were unable to include the securities of the former Note holders in the first registration statement. We anticipate a registration statement covering the Securities of these investors will be filed during 2007.

We have agreed to pay all Note purchasers, who elect to receive it, a registration delay fee of one percent per month of their initial Note principal balance. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Based on this agreement, we are accruing approximately $34,000 per month and as of March 31, 2007, we have accrued a total of $300,300 for such fees.

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007;

•	During January 2007, we issued a $300,000 promissory note to our President and CEO who is also a significant shareholder and Director. The promissory notes were converted into the Debentures.

During the three months ended March 31, 2006:

•	Had an unsecured note payable to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO, in the amount of $200,000. This note was repaid on June 14, 2006.
•
On January 27, 2005 the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Loan Agreement provided for a maximum borrowing of $200,000 and was secured by the assets of Viking Systems. The loan was also secured by a $200,000 certificate of deposit owned by Donald E. Tucker, a significant shareholder, and since May 31, 2006, the Company’s President and CEO. We terminated the Loan and Security Agreement on June 6, 2006.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," "our" and the “Company” refer to Viking Systems, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-QSB Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

As of March 31, 2007, we had an installed base of more than eighty-three (83) 3-D vision systems worldwide and more than 500 2-D digital cameras with OEM partners, including Boston Scientific Corporation and Medtronic, Inc.  The list price for products range from $100,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Certificate of Incorporation and Bylaws we had as a Nevada Corporation. In May 2007, we amended our Articles of Incorporation in Delaware to increase the number of authorized common shares from 200,000,000 to 400,000,000 common shares.

Use of Estimates and Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Viking Systems’ Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company's financial statements.

The Company is primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, the Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2006 and 2005, no impairment of long-lived assets was recorded.

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when a purchase order has been received, the product has been shipped, the selling price is fixed or determinable, and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

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

Valuation of Derivative Liabilities. At each subsequent balance sheet date, the fair value of all warrants and other derivative liabilities are remeasured, and any changes in the fair value are recorded as a gain or loss on derivatives in the statement of operations.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 during the 1st quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting or a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 during the 1st quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 during the 1st quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2007 Compared to the Three Month Period Ended March 31, 2006

Sales. For the three months ended March 31, 2007, we had sales $1,925,245 compared to sales of $1,254,844 for the three months ended March 31, 2007. This represents an increase of $670,401 or 53%. Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2007 were to three customers who accounted for 20.3%, 17.3%, and 13% of revenues, respectively.

Gross Profit. We had gross profit of $545,030 or 28% of total revenues for the three months ended March 31, 2007 and gross profit of $364,967 or 29% of total revenues for the three months ended March 31, 2006, representing an increase of $180,063. The increase in gross profit dollars during the first quarter of 2007 was due to increased sales compared to the prior quarter.

Sales and Marketing Expenses. Selling and Marketing expenses were $1,144,773 for the three months ended March 31, 2007 and $874,368 for the three months ended March 31, 2006. Viking Systems continued to add employees in 2006, resulting in nearly a $230,000 increase in sales and marketing salaries, commissions, deferred compensation and payroll related costs in the first quarter of 2007 over 2006. Sales and marketing travel, entertainment and transportation expense was up approximately $52,000 and repairs, maintenance, telephone and facility costs and depreciation of trade show and demonstration equipment increased over $46,000 in the first quarter of 2007 over 2006. In addition, tradeshows, sales meeting and other marketing efforts increased by approximately $12,000 in 2007 over 2006. Recruitment fees decreased by approximately $58,000 in 2007 and operating supplies were lower by $12,000 in 2007 from 2006.

Research and Development Expenses. Research and Development expenses were $411,917 for the three months ended March 31, 2007 and $310,224 for the three months ended March 31, 2006. The year-over-year increase is due to the continued development of our 3Di product line as well as the development of OEM customer product lines for new customers. We expect that our research and development expenses will increase from current levels as we continue to develop, maintain and support our current products and introduce new products.

General and Administrative Expenses.  We had General and Administrative expenses of $632,074 for the three months ended March 31, 2007 and $529,190 for the three months ended March 31, 2006. We expect that our General and Administrative expenses will increase from their current levels as we implement and document internal controls in connection with our efforts to become compliant with requirements of Section 404 of The Sarbanes - Oxley Act of 2002 and expend resources on the implementation of a new ERP system. During the three months ended March 31, 2007 and 2006 we recorded $74,732 and $156,612, respectively, in incremental stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123(Revised 2004), Share-based Payment.

Other Income and Expenses. We had interest income of $15,409 for the three months ended March 31, 2007. We had no such income in the comparable periods in 2006. Interest income in 2007 resulted from the proceeds of our February 2007 convertible debt financing being deposited in interest bearing accounts. We had non-cash amortization of debt discount expense for the three months ended March 31, 2007 of $139,014 and amortization of debt discount expense of $2,980,924 for the three months ended March 31, 2006. We also adjusted the fair value of all the Company’s warrants and derivative liabilities with the recognition of a non-cash derivative liability loss of $1,261,184 for the three months ended March 31, 2007.

Net Income (Loss). We had a net loss of $3,215,226 for the three months ended March 31, 2007 and a net loss of $4,475,104 for the three months ended March 31, 2006. We incurred significant costs operating our business, and implementing our sales and marketing plan.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through March 31, 2007, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements, and approximately $11,000,000 through the issuance of convertible promissory notes. As of March 31, 2007, we had cash, cash equivalents and short-term investments of $2,577,156 compared to $440,465 as of December 31, 2006. We incurred operating losses in 2007 and 2006, and at March 31, 2007, had an accumulated deficit of approximately $21,764,000.

Net cash used in operating activities was $2,777,833 and $666,130 during the three months ended March 31, 2007 and 2006, respectively. The increase in net cash used in operating activities during 2007 compared to 2006 was attributable primarily to the operating loss of $1,643,734, an investment in inventories, increase in accounts receivable due to higher sales, and the increased operating expenses associated with expanding the Company’s business activities.

Net cash used in investing activities was $3,482 and $35,266 during the three months ended March 31, 2007 and 2006, respectively. The higher level of cash used in investing activities in 2007 was attributable to purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts.

Cash flow provided by financing activities was $4,918,006 and $358,705 during the three months ended March 31, 2007 and 2006, respectively. The cash flows from financing activities in the three months ended March 31, 2007 consisted of $4,927,848 in net proceeds from related party and convertible notes payable, offset by $9,842 in repayments of capital lease obligations. In the three months ended March 31, 2006, cash provided by financing activities consisted of $158,705 in short term bank borrowings and $200,000 in proceeds from related party notes. In the three months ended March 31, 2006, Viking had an agreement with a bank through which the bank advanced funds to Viking Systems equal to 80% of receivables resulting from sales by Viking Systems up to a maximum of $400,000. Funds advanced accrued interest at prime plus 3.5%. The agreement originally expired on September 14, 2006 and was extended until it was cancelled by the Company upon the completion of the February 2007 convertible note financing.

Additionally, we are continuing our efforts to achieve profitability through increased sales and profit margins. There can be no assurance that we will be successful in our efforts to achieve profitable operations. If we are unable to do so we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities.

During 2005, Viking issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking common stock. In April 2006, Viking agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the Series B Preferred Stock transaction in 2006, we were unable to include the securities of the former Note holders in the first registration statement. During August 2006, we agreed to pay a delay fee to the note purchasers at the rate of one percent per month to those former Note holders who elect to receive a fee. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Given the former Note holders who have waived the fee to date, we expect the aggregate monthly delay fee to be approximately $36,000. We are unable to predict when the delay fee will terminate. Through March 31, 2007, the cumulative accrued delay fee totaled $300,300.

Off-Balance Sheet Arrangements. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

This Form 10-QSB contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Forward Outlook and Risks

Except as set forth below, during the quarter ended March 31, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2006. See "Risk Factors" in the Company's in the Managements Discussion an Analysis Section of  Form 10-KSB for the year ended December 31, 2006 for a detailed discussion.

Issuance of Convertible Notes Payable Debebtures  In February 2007, Viking Systems issued a total of $5,376,533 of 8% convertible debentures to 13 Investors and mature two years from the date of issuance or may be accelerated upon default by Viking. Viking may issue additional Debentures. We are required to pay interest on these Debentures at 8% per annum. The Debentures are secured by all of the assets of Viking. The Debentures may, at the option of the Investors, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operation milestones (described in the Debentures Warrants) during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. The other terms and conditions of the Debentures are described in footnote 8 to the financial statements included in this form 10-QSB.

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

Additional Financing Requirements. We completed the convertible Debentures transaction in February 2007. We anticipate that we will have adequate cash resources to fund our operations for approximately the next 2 months. We expect to raise additional funds through debt or the sale of additional equity securities to maintain sufficient operating capital. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried our an evalutaion, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 or 15a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level.

We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings. We are not a party to any legal proceeding.

Item 2 Unregistered Sales of Equity Securities. During the quarter ended March 31, 2007, we issued 4,000,000 shares of our common stock in an unregistered transaction. Such shares were issued in connection with the Consent, Waiver and Amendment Agreement with our Series B Preferred shareholders as payment in lieu of liquidated damages resulting from our failure to effect the registration of all the securities underlying the Series B preferred shares. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and/or Rule 506 promulgated thereunder. Each of the Series B shareholders to which the shares of common stock were issued is an accredited investor as that term is defined in Regulation D promulgated under the Securities Act.

Item 3. Defaults by the Company on its Senior Securities. We are required to pay dividends under the terms of our Series B Preferred Stock transaction documents. We have failed to pay dividends to date, and are accruing interest on the unpaid dividends at 18% per annum per the terms of our agreement. As of the date of filing this report, the amount of unpaid dividends totals approximately $632,987 and the arrearage is $552,329.

Item 4. Submission of Matters to Vote of Security Holders. On January 31, 2007 the holders of 33,154,483 shares of our common stock out of the 61,864,941 shares of common stock then issued and outstanding consented in writing to a proposal to amend our Articles of Incorporation to increase the number of shares of common stock which we are authorized to issue from 200,000,000 to 400,000,000. This consent was obtained in lieu of holding a meeting of shareholders. A Preliminary Information Statement and a Final Information Statement on Schedule 14(c) were filed with the Securities and Exchange Commission in connection with such written consent and we effected the amendment to increase our authorized shares. The increase in authorized shares was effective as of May 4, 2007.

Item 5. Other Information. None

Item 6. Exhibits

Exhibit
Number	Exhibit
3 (i)	Articles of Incorporation (1)
3 (ii)	Bylaws (2)
4	REGISTRATION RIGHTS AGREEMENT (3)
10.1	SECURITIES PURCHASE AGREEMENT (3)
10.3	SECURED CONVERTIBLE DEBENTURE (3)
10.4	COMMON STOCK PURCHASE WARRANT (3)
10.5	SECURITY AGREEMENT (3)
10.6	WAIVER AND AMENDMENT AGREEMENT (3)
10.7	LiveData OEM License and Reseller Agreement (1)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (1)
_________________

(1)	Attached
(2)	Incorporated herein by reference from Registrant’s Form 8-K dated July 25, 2006.
(3)	Incorporated herein by reference from Registrant’s Form 8-K dated February 27, 2007
(4)	Incorporated herein by reference from Registrant’s Form 8-K dated April 6, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2007	VIKING SYSTEMS, INC.

By: /s/ Donald Tucker
Donald Tucker Chief Executive Officer, President

By: /s/ John Conaton
John Conaton Chief Financial Officer