Form 10QSB/A
period 2007-03-31
VIKING SYSTEMS INC
filed 2007-06-27
CIK 1065754

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

Explanatory Note

This Amendment No. 1 to Viking Systems, Inc.’s (“Viking Systems” or the “Company”) Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2007 includes unaudited restated financial statements at March 31, 2007 and for the three months then ended . The restatement affects the Company’s balance sheet at March 31, 2007, and its statements of operations, and cash flows for the three months ended March 31, 2007

This Form 10-QSB/A amends and restates Items 1, 2 and 3 of Part I and Item 6 of Part II of the original Form 10-QSB, and no other information included in the original Form 10-QSB is amended hereby.

See Note 2 in the Notes to Financial Statements for an explanation of the restatement.

The Audit Committee of the Company’s Board of Directors has reviewed the matter with management and with the Company’s independent registered public accounting firm.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 15, 2007, the filing date of the original Quarterly Report. This Form 10-QSB/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

FORM 10-QSB/A

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2007

PART I - FINANCIAL INFORMATION
		Page of
		Form 10-QSB/A
Item 1.	Financial Statements (unaudited):

	Balance Sheets at March 31, 2007 (restated) and December 31, 2006	3
	Statements of Operations for the Three Months Ended March 31, 2007 (restated) and 2006	4
	Statements of Cash Flows for the Three Months Ended March 31, 2007 (restated) and 2006	5-6
	Notes to Financial Statements	7 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures, Evaluation of Disclosure Controls and Procedures	20

PART II - OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

Assets	(restated) March 31,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$2,577,156	$440,465
Accounts receivable	1,258,416	855,299
Inventories	1,520,340	1,117,929
Prepaid expenses	-	34,208
Other current assets	358,718	72,535
Total current assets	5,714,630	2,520,436

Property and equipment, net	579,654	594,402
Debt issuance costs	87,734	-
Intangible assets, net	332,500	350,000
Total assets	$6,714,518	$3,464,838

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$878,667	$1,037,334
Accrued expenses	1,068,700	1,780,302
Deferred revenue	103,737	100,181
Capital lease obligations - current	37,080	36,649
Notes payable	-	350,000
Derivative liability	11,182,947	3,373,676
Total current liabilities	13,271,131	6,678,142

Capital lease obligations	66,980	77,253
Convertible notes payable, net of debt discount of $5,237,519 at March 31, 2007	139,014	-

Commitments and contingencies

Series B redeemable preferred stock, $0.001 par value; 8,000 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006
(aggregate liquidation preference of $8,552,329 at March 31, 2007 and $8,391,014 at December 31, 2006, respectively).	8,552,329	8,391,014

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
65,864,941 and 34,529,052 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	65,865	61,865
Additional paid-in capital	7,554,293	6,804,876
Accumulated deficit	(22,935,094)	(18,548,312)
Total stockholders' deficit	(15,314,936)	(11,681,571)

Total liabilities and stockholders' deficit	$6,714,518	$3,464,838

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended
	March 31,
	2007 (restated)	2006

Sales, net	$1,925,245	$1,254,844
Cost of sales	1,380,215	889,877

Gross profit	545,030	364,967

Operating expenses:
General and administrative	632,074	529,190
Selling and marketing	1,144,773	874,368
Research and development	411,917	310,224

Total operating expenses	2,188,764	1,713,782

Operating loss	(1,643,734)	(1,348,815)

Other income (expense):
Interest income	15,409	-
Interest expense	(182,287)	(145,365)
Amortization of debt discount and debt issuance costs	(143,430)	(2,980,924)
Loss on derivative liability	(2,432,739)	-
	(2,743,047)	(3,126,289)

Net loss	$(4,386,781)	$(4,475,104)

Series B Preferred Stock dividend	(161,315)	-

Net loss applicable to common stockholders	$(4,548,096)	$(4,475,104)

Net loss per share - basic and diluted	$(0.07)	$(0.13)

Weighted average shares outstanding - basic and diluted	63,420,497	34,850,757

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Three Months Ended March 31,
	2007 (restated)	2006
Cash flows from operating activities:
Net loss	$(4,386,781)	$(4,475,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,303	86,444
Common stock issued for services	-	21,995
Stock based compensation expense	74,732	156,612
Amortization of debt discount and debt issuance costs	143,430	2,980,924
Loss on derivative liability	2,432,739	-

Changes in operating assets and liabilities:
Accounts receivable, net	(403,117)	(195,951)
Inventories, net	(496,985)	(51,686)
Prepaid expenses	34,208	48,148
Other current assets	(286,183)	(43,576)
Accounts payable	(158,667)	763,846
Accrued expenses	134,932	27,030
Deferred revenue	3,556	15,188

Net cash used in operating activities	(2,777,833)	(666,130)

Cash flows from investing activities:
Purchase of property and equipment	(3,482)	(35,266)
Net cash used in investing activities	(3,482)	(35,266)

Cash flows from financing activities:
Net change in short-term bank borrowings	-	158,705
Payment of debt offering costs	(47,152)	-
Proceeds from related party notes	300,000	200,000
Repayment of capital lease obligations	(9,842)
Proceeds from convertible debt	4,675,000	-
Net cash provided by financing activities	4,918,006	358,705
Net change in cash and cash equivalents	2,136,691	(342,691)

Cash and cash equivalents at beginning of period	440,465	434,503
Cash and cash equivalents at end of period	$2,577,156	$91,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,301	$145,367
Income taxes	$-	$-

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

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of March 31, 2007 and the statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2006, included in Viking Systems, Inc’s Form 10-KSB filed on March 27, 2007 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2007, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2. RESTATED FINANCIAL STATEMENTS

The Company has restated its statements of operations and cash flows for the three months ended March 31, 2007 and its balance sheet as of March 31, 2007. The Company did not previously account for a modification in terms of common stock warrants that occurred during the quarter. During February 2007, in connection with the issuance of convertible notes and the pricing of the related conversion features of such notes (Note 10), the Company adjusted the terms of outstanding warrants to purchase 22,222,222 shares of common stock previously issued to holders of the Company’s Series B Convertible Preferred Stock. The exercise price of the warrants was reduced from $.35 to $.18 and the life of the warrants was increased from five years to seven years. This change in terms was not reflected in the Company’s valuation of the warrants for the three-month period ended March 31, 2007. After giving effect to the revised terms, the total change in value of the warrants for the three months ended March 31, 2007 is $1,171,555 higher than previously recorded. As a result, the Company has increased its total non-cash loss on derivative liabilities from $1,261,184 to $2,432,739 for the three months ended March 31, 2007.

The following reflects the effects of this restatement on net loss and the related loss per share for the three months ended March 31, 2007:

	As Reported	As Restated

Net loss applicable to common stockholders	$(3,376,541)	$(4,548,096)

Loss per share - basic and diluted	$(.05)	$(.07)

3. LIQUIDITY AND GOING CONCERN

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

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and obtain additional financing. During the three months ended March 31, 2007 the Company generated net proceeds of approximately $4.9 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and continues to focus on increasing revenues and gross margins, reducing its fixed cost base and improving the Company’s working capital position. However, if anticipated improvements in operating results and cash flows from operations do not materialize, the Company will need to further reduce expenses. The Company will also require additional equity or debt financing to meet its working capital requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

4. EARNINGS (LOSS) PER SHARE

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

5. INVENTORY

Details of our inventory account balances as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Inventories:
Parts and supplies	$687,183	$558,669
Work-in-progress	236,802	344,483
Finished goods	677,892	310,559
Valuation reserve	(81,537)	(95,782)
	$1,520,340	$1,117,929

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accrued wages and salaries	$367,495	$352,390
Accrued liquidated damages	-	840,000
Accrued registration delay fees	300,300	192,300
Accrued board of director fees	172,625	151,625
Other accrued expenses	228,280	243,987
	$1,068,700	$1,780,302

7. INCOME TAXES

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

8. STOCK-BASED COMPENSATION

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

9. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

10. CONVERTIBLE NOTES PAYABLE

During January 2007, we issued a $300,000 promissory note to our CEO who is also a significant shareholder and Director. The promissory note and the $350,000 Note Payable issued by the Company in December 2006 were converted into the February 2007 debentures described below.

In February 2007, Viking Systems issued a total of $5,376,533 of convertible debentures (“Debentures”) to 13 Investors (the "Investors"). Proceeds from the issuance of the Debentures consisted of $4,726,533 in cash and conversion of $650,000 of notes payable. The general terms of this financing are as follows:

Maturity Date of Notes
Two years from the date of issuance and may be accelerated by Investor upon default by Viking.

Interest Rate
Eight percent per annum, payable quarterly and subject to certain conditions, Viking may pay interest by issuing the holders of the Debentures shares of Viking common stock.

Security
The Debentures are secured by all of the assets of Viking.

Optional Conversion by Investors
The Debentures may, at the option of each holder of Debentures, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as defined, during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment in the event of subsequent equity sales, rights offerings and pro-rata distributions by Viking, at the time of the filing of the registration statement for the shares underlying the Debentures, and upon certain other conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. As of March 31, 2007, if all Debenture holders were to convert all of the Debentures into common stock at the initial conversion price, approximately 29.9 million shares of common stock will be issued in such conversion. See footnote 11.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

10. CONVERTIBLE NOTES PAYABLE (Continued)

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

Warrants
As additional consideration, Viking issued the Investors Warrants to purchase shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as described, during the first three quarters of 2007, the exercise price will be reduced to $0.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions, similar to the conditions requiring adjustment to the Debentures, pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is issued to purchase that number of shares of common stock of Viking that equals 50% of the number of shares issuable upon conversion of the Debentures.

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

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

11. SERIES B CONVERTIBLE PREFERRED STOCK

In May 2006, our Board of Directors adopted a resolution designating a Series B preferred stock consisting of 8,000 shares. All 8,000 shares of Series B Preferred Stock (“Preferred Stock”) authorized have been issued. Each share of Series B Preferred, par value $0.001 per share, with a stated value of $1,000 per share (“Stated Value”), is convertible, subject to adjustments, into approximately 5,555 shares of common stock and warrants to purchase an additional 2,778 shares of common stock at an initial price of $0.35 per share (reduced to $0.18 in February 2007)In May, 2006 the Company issued the Series B Preferred for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. Proceeds from the sale of Series B Preferred consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

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

Conversion. The stated value of the shares of Preferred Stock are initially convertible into shares of Viking’s common stock at a price of $0.18 per share; however, the conversion price is subject to adjustment based upon certain conditions.  At March 31, 2007, if all shares of Preferred Stock are converted into common stock at the initial conversion price, of which there can be no assurance, approximately 44,444,444 shares of common stock will be issued in such conversion.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

12. DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock outstanding as of March 31, 2007:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life

Warrants outstanding December 31, 2006	31,694,444	$0.35 - 0.75	$0.37	$3.66

Granted	14,934,807	0.18	0.18	6.91
Exercised	-	-	-	-
Cancelled	-	-	-	-

Warrants outstanding March 31, 2007	46,629,251	$0.18 - 0.75	$0.23	$5.65

The total of 14,934,807 warrants granted to purchase common shares during the three months ended March 31, 2007 were granted to the purchaser of the Debentures.

As discussed in Note 2 herein, 22,222,222 warrants granted to purchasers of the Series B Convertible Preferred Stock at an initial exercise price of $0.35 were modified in connection with the issuance of the Debentures in February 2007. The exercise price was reduced to $0.18 and the life increased from five years to seven years. This modification in terms has been included in the weighted average price and contractual life amounts as of March 31, 2007 in the table above.

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

As discussed in Note 10, the Company recorded the embedded conversion option of the Debentures as a derivative liability. Approximately 29,869,000 shares of Common Stock will be issued if all Debentures are converted. The aggregate fair value of the warrant derivative liability and the conversion option derivative liability on March 31, 2007 was $10,011,392 and the change in fair value of $1,261,183 during the quarter ended March 31, 2007 required an increase in the derivative liability and a derivative loss in the amount of $1,261,184.

The aggregate fair value of the warrant derivative liability for all warrants and the conversion option derivative liability on March 31, 2007 was $ 11,182,947. During the quarter ended March 31, 2007 the Company recorded a total non-cash charge of $2,432,739 to reflect the modification of terms of existing warrants and the resulting change in warrant value since December 31, 2006.

13. COMMON STOCK

In January 2007, the majority of shareholders, through written consent, agreed to amend the Company's Certificate of Incorporation to increase the number of authorized number of common shares from 200,000,000 to 400,000,000. In May 2007, we filed the amended Certificate of Incorporation with the State of Delaware.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

14.  CONSENT, WAIVER AND AMENDMENT AGREEMENT

In May 2006, Viking issued shares of its Convertible Series B Preferred Stock and Warrants to a limited number of accredited investors (the “Preferred Stock Transaction”). Pursuant to the terms and conditions of the Preferred Stock Transaction, Viking agreed to register the shares of common stock underlying the Series B Preferred Stock and Warrants issued in the Preferred Stock Transactions (the “Preferred Stock Transaction Shares”). Some of the Preferred Stock Transaction Shares were registered but other Preferred Stock Transaction Shares were not registered as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The failure to register all of the Preferred Stock Transaction Shares resulted in a default by Viking of the terms and conditions of the Preferred Stock Transaction documents. Viking and the Preferred Stockholders have entered into a Consent, Waiver and Amendment Agreement pursuant to which:

•
In exchange for the waiver by the Preferred Stockholders of the default with respect to the failure to register all of the preferred Stock Transaction Shares, Viking agreed to issue the Preferred Stockholders a total of 4,000,000 shares of Viking common stock; and

•
In order to facilitate the issuance of the Debentures, the Preferred Stockholders consented to the issuance of the Debentures and agreed to waive certain breaches of the Preferred Stock Financing Documents, and Viking agreed to amend certain provisions of the Preferred Stock Transaction documents to modify the terms of the 22,222,222 common stock warrants issued in connection with the Preferred Stock Transaction to reduce the exercise price from $0.35 to $0.18 and increase the contractual life from five years to seven year.

Liquidated damages in the amount $840,000 were accrued as of December 31, 2006 based on the estimated fair value of the four million shares of common stock issued by the Company in February 2007 pursuant to this agreement.

15. REGISTRATION DELAY FEES

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

16. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report references to "Viking," "we," "us," "our" and the “Company” refer to Viking Systems, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-QSB/A Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

Other Income and Expenses. We had interest income of $15,409 for the three months ended March 31, 2007. We had no such income in the comparable periods in 2006. Interest income in 2007 resulted from the proceeds of our February 2007 convertible debt financing being deposited in interest bearing accounts. We had non-cash amortization of debt discount expense for the three months ended March 31, 2007 of $139,014 and amortization of debt discount expense of $2,980,924 for the three months ended March 31, 2006. We also adjusted the fair value of all the Company’s warrants and derivative liabilities with the recognition of a non-cash derivative liability loss of $2,432,739 for the three months ended March 31, 2007.

Net Income (Loss). We had a net loss of $4,386,781 for the three months ended March 31, 2007 and a net loss of $4,475,104 for the three months ended March 31, 2006. We incurred significant costs operating our business, and implementing our sales and marketing plan.

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

This Form 10-QSB/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB/A. These forward-looking statements represent our judgment as of the date of this Form 10-QSB/A. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

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

Issuance of Convertible Notes Payable Debentures.  In February 2007, Viking Systems issued a total of $5,376,533 of 8% convertible debentures to 13 Investors and mature two years from the date of issuance or may be accelerated upon default by Viking. Viking may issue additional Debentures. We are required to pay interest on these Debentures at 8% per annum. The Debentures are secured by all of the assets of Viking. The Debentures may, at the option of the Investors, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operation milestones (described in the Debentures Warrants) during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. The other terms and conditions of the Debentures are described in footnote 10 to the financial statements included in this form 10-QSB/A.

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
Additional Financing Requirements. We completed the convertible Debentures transaction in February 2007. We anticipate that we will have adequate cash resources to fund our operations approximately through June 2007. We are attempting to raise additional funds through debt or the sale of additional equity securities to maintain sufficient operating capital. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

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

We are seeking additional financing in order to fund our operations and carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

As of the end of the period covered by this report, we carried out an evalutaion, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 or 15a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to that evaluation, we discovered that an amendment to certain outstanding warrants to purchase shares of our common stock that occurred in the period covered by this report was not properly accounted for in our financial statements for that period. Based on their review of the factors contributing to this errors our Chief Executive Officer and Chief Financial Officer have concluded that, while our disclosure controls and procedures are effective at the reasonable level, there are deficiencies in our controls.  We are reviewing our disclosure controls and procedures and our internal controls over financial reporting and implementing changes to our controls and procedures to improve its effectiveness. These changes are expected to include enhancements to improve our internal review process, improved communication among those responsible for financial accounting and disclosure and more formalized processes and procedures.

We continually seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

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

Item 5. Other Information. None

Item 6. Exhibits

Exhibit
Number	Exhibit
3 (i)	Articles of Incorporation (1)
3 (ii)	Bylaws (2)
4	REGISTRATION RIGHTS AGREEMENT (3)
10.1	SECURITIES PURCHASE AGREEMENT (3)
10.3	SECURED CONVERTIBLE DEBENTURE (3)
10.4	COMMON STOCK PURCHASE WARRANT (3)
10.5	SECURITY AGREEMENT (3)
10.6	WAIVER AND AMENDMENT AGREEMENT (3)
10.7	LiveData OEM License and Reseller Agreement (1)
31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (5)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (5)
_________________

(1)	Incorporated herein by reference from Registrant's Form 10-QSB for the quarter ended March 31, 2007 and Registrant's Form 8-K dated July 25, 2006.
(2)	Incorporated herein by reference from Registrant’s Form 8-K dated July 25, 2006.
(3)	Incorporated herein by reference from Registrant’s Form 8-K dated February 27, 2007
(4)	Incorporated herein by reference from Registrant’s Form 8-K dated April 6, 2007.
(5)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 27, 2007	VIKING SYSTEMS, INC.

By: /s/ Donald Tucker
Donald Tucker Chief Executive Officer, President

By: /s/ Robert Mathews
Robert Mathews Chief Financial Officer