Form 10QSB
period 2007-06-30
VIKING SYSTEMS INC
filed 2007-08-20
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

4350 La Jolla Village Drive, Suite 900, San Diego, CA 92122
(Address of principal executive offices)

(858)431-4008
Issuer’s telephone number

N/A
(Former name, former address, and former fiscal year, if changed since last report)

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

As of August 14, 2007, there were 69,456,675 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format Yes☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2007

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-QSB
Item 1.	Financial Statements (unaudited):

	Balance Sheets at June 30, 2007 and December 31, 2006	3
	Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	4
	Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
	Notes to Financial Statements	7 - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	30

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$314,580	$440,465
Restricted cash	200,000	--
Accounts receivable, net	2,045,814	855,299
Inventories	1,941,651	1,117,929
Prepaid expenses	47,515	34,208
Other current assets	293,465	72,535
Total current assets	4,843,025	2,520,436

Property and equipment, net	612,856	594,402
Debt issuance costs	76,247	-
Intangible assets, net	315,000	350,000

Total Assets	$5,847,128	$3,464,838

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,602,491	$1,037,334
Accrued expenses	1,953,392	1,780,302
Deferred revenue	103,127	100,181
Capital lease obligations - current	37,529	36,649
Deposit on debenture financing	200,000	-
Notes payable	589,579	350,000
Derivative liabilities	9,366,105	3,373,676
Total current liabilities	13,852,223	6,678,142

Capital lease obligations	56,577	77,253

Commitments and contingencies

Series B preferred stock, $0.001 par value; 8,000 shares authorized and issued; 7,828 and 8,000 shares outstanding at June 30, 2007 and December 31, 2006 respectively, (aggregate liquidation preference of $8,537,721 at June 30, 2007 and $8,391,014 at December 31, 2006).	8,537,721	8,391,014

Stockholders' deficit:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares outstanding	-	-
Common stock, $.001 par value, 400,000,000 shares authorized, 66,855,918 shares issued and outstanding at June 30, 2007; 200,000,000 shares authorized and 61,864,941 shares issued and outstanding at December 31, 2006.	66,856	61,865
Additional paid-in capital	7,692,496	6,804,876
Accumulated deficit	(24,358,745)	(18,548,312)

Total stockholders' deficit	(16,599,393)	(11,681,571)

Total liabilities and stockholders' deficit	$5,847,128	$3,464,838
See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales, net	$2,849,544	$883,180	$4,774,789	$2,138,024
Cost of sales	2,034,756	742,823	3,414,971	1,632,700

Gross profit	814,788	140,357	1,359,818	505,324

Operating expenses:
General and administrative	748,488	684,434	1,380,562	1,213,624
Selling and marketing	1,424,027	1,135,241	2,568,800	2,009,609
Research and development	626,512	314,036	1,038,429	624,260

Total operating expenses	2,799,027	2,133,711	4,987,791	3,847,493

Operating loss	(1,984,239)	(1,993,354)	(3,627,973)	(3,342,169)

Other income (expense):
Interest income	14,045	21,787	29,454	21,787
Interest expense	(230,628)	(160,584)	(412,915)	(305,995)
Gain on extinguishment of debt	-	4,975,824	-	4,975,824
Amortization of debt discount	(462,056)	(5,500,000)	(605,486)	(8,480,878)
Accrued liquidated damages	(577,616)	-	(577,616)	-
Gain (loss) on derivative liability	1,816,842	(1,612,610)	(615,897)	(1,612,610)

Net loss	(1,423,652)	(4,268,937)	(5,810,433)	$(8,744,041)

Series B Preferred stock Dividend	(163,408)	(8,068,384)	(324,723)	(8,068,384)

Net loss applicable to common stockholders	$(1,587,060)	$(12,337,321)	$(6,135,156)	$(16,812,425)

Net loss applicable to common stockholders per share - basic and diluted	$(0.02)	$(0.27)	$(0.09)	$(0.41)

Weighted average shares - basic and diluted	66,446,727	45,173,339	64,941,972	40,605,421

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Cash Flows - Unaudited

	Six Months ended June 30, 2007	Six Months ended June 30, 2006

Cash flows from operating activities:
Net loss	$(5,810,433)	$(8,744,041)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,322	165,572
Common stock issued for services	-	44,041
Stock based compensation expense	199,318	242,364
Amortization of debt discount	605,486	8,480,878
Gain on extinguishment of debt	-	(4,975,824)
Loss on derivative liability	615,897	1,612,610

Change in operating assets and liabilities:
Accounts receivable, net	(1,190,515)	(28,610)
Inventories, net	(978,407)	(324,177)
Prepaid expenses	(13,307)	15,802
Other current assets	(220,930)	(44,504)
Accounts payable	565,157	177,300
Accrued salaries and related expenses	157,910	12,209
Accrued royalties	-	14,044
Other accrued expenses	861,714	84,765
Deferred revenue	2,946	15,188

Net cash used in operating activities	(4,950,842)	(3,252,383)

Cash flows from investing activities:
Purchase of property and equipment	(83,095)	(112,421)
Net cash used in investing activities	(83,095)	(112,421)

Cash flows from financing activities:
Net change in short-term bank borrowings	-	(211,200)
Proceeds from issuance of preferred stock, net	-	7,250,000
Payment of preferred stock offering costs	(47,152)	(436,142)
Proceeds from related party notes	300,000	200,000
Repayment of capital lease obligations	(19,796)	(200,000)
Proceeds from convertible debt	4,675,000	250,000

Net cash provided by financing activities	4,908,052	6,852,658

Net (decrease) increase in cash and cash equivalents	(125,885)	3,487,854

Cash and cash equivalents at beginning of period	440,465	434,503

Cash and cash equivalents at end of period	$314,580	$3,922,357

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$167,263	$150,428
Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity
Six months ended June 30, 2007:

During the six months ended June 30, 2007, the Company:

•	Converted $350,000 in notes payable and $6,534 in accrued interest into $356,534 in convertible notes payable in February 2007.

•
Converted $300,000 of related party notes payable held by Donald Tucker, a significant shareholder and the Company’s President and Chief Executive Officer, into $300,000 into convertible debentures in February 2007.

•	Issued 4,000,000 shares of common stock with a fair value of $840,000 for liquidated damages to Series B Preferred stockholders pursuant to the February 2007 convertible debt transaction.

•	Issued 990,977 shares of common stock in connection with the conversion of 172 shares of Series B Preferred stock plus certain accrued dividends.

•	Recorded derivative liability of $5,376,533 in connection with convertible debenture financing in February 2007.

During the six months ended June 30, 2006, the Company:

•	Converted $4,300,000 of convertible notes payable into 23,888,891 shares of common stock.

•	Converted $450,000 of convertible notes payable held by Donald Tucker, a significant shareholder and the Company’s President and Chief Executive Officer, into 2,500,000 shares of common stock .

•	Converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock.

•	Issued 837,000 shares of common stock pursuant to a cashless exercise of 1,000,000 non-qualified stock options issued in December 2003.

See accompanying notes to financial statements

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of June 30, 2007 and the statements of operations and cash flows for the periods ended June 30, 2007 and 2006 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2006 was derived from the company’s audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2006, included in Viking Systems, Inc.’s Form 10-KSB filed on April 17, 2007 with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated March 20, 2007, which is included in our Form 10-KSB for the year ended December 31, 2006.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. During the six months ended June 30, 2007, the Company generated net proceeds of approximately $4.9 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and continues to focus on increasing revenues and gross margins, reducing its fixed cost base and improving the Company’s working capital position. However, if anticipated improvements in operating results and cash flows from operations do not materialize, the Company will need to further reduce expenses. The Company also will require additional equity or debt financing to meet its working capital requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

3. EARNINGS (LOSS) PER SHARE

 Due to the net losses for the three and six month periods ended June 30, 2007 and 2006, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, the weighted average shares used in the calculation of basic and diluted loss per share for the three and six month period ended June 30, 2007 presented are the same. For the purposes of this calculation, net loss for the three and six months ended June 30, 2007 has been adjusted for dividends on preferred stock accrued during the period.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

4. INVENTORY

Details of our inventory account balances are as follows:

	June 30, 2007	December 31, 2006
Inventories:
Parts and supplies	$1,170,281	$558,699
Work-in-progress	550,832	344,483
Finished goods	302,075	310,559
Valuation reserve	(81,537)	(95,782)
	$1,941,651	$1,117,929

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accrued wages and salaries	$510,300	$352,390
Accrued liquidated damages	580,333	840,000
Accrued registration delay fees	258,300	192,300
Accrued board of director fees	185,625	151,625
Accrued debenture interest	107,532	-
Other accrued expenses	311,302	243,987
	$1,953,392	$1,780,302

6. RESTRICTED CASH AND DEPOSIT ON DEBENTURE FINANCING

The $200,000 amount classified as "Restricted cash" and "Deposit on debenture financing," on the June 30, 2007 balance sheet represents cash received in June 2007 from Brian Miller, a shareholder and Director. This cash was for the purchase of the Company's convertible debentures. This financing transaction was completed and closed in July 2007 and at that time the Convertible Debentures were issued. See Note 16.

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

The Company is primarily subject to U.S. federal and state income tax. Tax years ended December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

8. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three months ended June 30, 2007 and 2006, the Company recorded $124,586 and $85,752, respectively, and during the six months ended June 30, 2007 and 2006 the Company recorded $199,318 and $242,364, respectively, in non-cash stock-based compensation expense pursuant to SFAS 123R. As of June 30, 2007, there was approximately $465,600 of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

 The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 112.28%, expected term of 7.5 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

The following table summarizes the stock option transactions during the six months ended June 30, 2007:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Contractual Life (in years)
Options outstanding December 31, 2006	6,976,000	$0.42	4.95
Granted	1,040,000	0.20	9.73
Exercised	-	-	-
Cancelled	(450,000)	0.41	-
Options outstanding June 30, 2007	7,566,000	$0.39	6.37

Options exercisable at June 30, 2007	4,718,000	$0.43	3.75

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 during the first quarter of 2007 did not have a significant impact on our financial position, results of operations or cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

10. CONVERTIBLE NOTES PAYABLE

During January 2007, we issued a $300,000 promissory note to our CEO who is also a significant shareholder and Director. The promissory note and the $350,000 Note payable issued by the Company in December 2006 were converted into the February 2007 debentures described below.

In February 2007, Viking Systems issued a total of $5,376,533 of convertible debentures (“Debentures”) to 13 investors (the "Investors"). Net proceeds from the issuance of the Debentures consisted of $4,675,000 in cash, net of $45,000 of offering costs retained by certain of the investors, and conversion of $656,533 of notes payable and accrued interest. On July 31, 2007, an additional $2,600,000 of the Debentures were sold on the same terms and conditions as the Debentures sold in February 2007. The general terms of this financing are as follows:

Maturity Date of Notes
The Debentures are due February 28, 2009, subject to acceleration rights which holders have in the event of default.

Interest Rate
Eight percent per annum, payable quarterly and, subject to certain conditions, Viking may pay interest by issuing the holders of the Debentures shares of Viking common stock.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

Security
The Debentures are secured by all of the assets of Viking.

Optional Conversion by Investors
The Debentures may, at the option of each holder of Debentures, be converted into shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as defined, during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment in the event of subsequent equity sales, rights offerings and pro-rata distributions by Viking, at the time of the filing of the registration statement for the shares underlying the Debentures, and upon certain other conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. If all Debenture holders were to convert all of the Debentures outstanding at June 30, 2007 into common stock at the initial conversion price, approximately 29.9 million shares of common stock will be issued in such conversion.

Optional Redemption by Viking
The Company may not prepay the Debentures but it may redeem some or all of them if certain conditions are met. The Optional Redemption Amount equals 120% of the principal amount of the Debentures redeemed if the redemption occurs prior to the first anniversary date of the issuance of the Debentures and 140% of the principal amount of the Debentures redeemed if the redemption occurs after the first anniversary date of the issuance of the Debentures but prior to the second anniversary date of issuance. The conditions for optional redemption have not been met.

Warrants
As additional consideration, Viking issued the Investors Warrants to purchase shares of Viking common stock at the price of $0.18 per share. In the event Viking does not achieve certain operational milestones, as described, during the first three quarters of 2007, the exercise price will be reduced to $0.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions, similar to the conditions requiring adjustment to the debentures, pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is able to purchase that number of shares of common stock of Viking that equals 50% of the number of shares issuable upon conversion of the Debentures.

Registration Rights
Viking has agreed to register with the Securities and Exchange Commission the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants (the “Debenture Transaction Shares”). Viking will pay all expenses and cost of registration except for commissions. In the event that Viking fails to file or if the securities underlying the debentures and warrants are not registered by the dates agreed to in the transaction documents, Viking will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures. Viking was required to file an initial registration statement by April 2, 2007 and has not yet completed this filing. Viking has not filed a registration statement relating to the Debenture Transaction Shares, which constitutes a default by Viking of the terms and conditions of the Debenture transaction documents.

On July 19, 2007, Viking and the Debenture holders entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Investors a total of 2,389,570 shares of Viking common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the Debentures through June 30, 2007. These shares were issued by Viking in July 2007.  At June 30, 2007, the Company had accrued $107,531 related to the debenture interest and $322,592 related to the debenture liquidated damages.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)
Additional
Pursuant to the Securities Purchase Agreement, the Holders were granted certain rights to participate in subsequent financings by Viking.

In February 2007, we received the consent of our Series B Preferred Shareholders to consummate the convertible debenture financing and executed a consent and waiver agreement as described below.

The Debentures were assessed under SFAS No. 133 and management determined that the conversion option represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS No. 133, the embedded conversion option of the Debenture was revalued each period end and the change in fair value was reflected as a gain (loss) for the period. The proceeds received on issuance of the February 2007 Debentures were first allocated to the fair value of the bifurcated conversion option and the fair value of the derivative liability resulting from the warrants issued in connection with the Debentures. The aggregate fair values of the embedded conversion option and the warrant derivative liability totaled $6,859,608. Of this total, $5,376,533 was recorded as a discount to the face amount the February 2007 Debentures, and $1,483,075 was recorded as a loss on derivative liability. The recorded discount is being accreted as interest expense using the effective interest method over the term of the Debentures.

The carrying value of the debentures will accrete up to the face value over the life of the Debentures. The Company recorded accretion of $589,578 during the six months ended June 30, 2007 related to the February 2007 Debentures. The amount recorded on the balance sheet at June 30, 2007 has been calculated as follows:

Face value of the Debentures at inception	$5,376,533
Discount recorded in connection with derivative liabilities	(5,376,533)
Accretion of discount	589,579
Carrying value at June 30, 2007	$589,579

11. SERIES B CONVERTIBLE PREFERRED STOCK

 In May 2006, our Board of Directors adopted a resolution designating a Series B preferred stock consisting of 8,000 shares. All 8,000 shares of Series B Preferred Stock (“Preferred Stock”) authorized have been issued. Each share of Series B Preferred, par value $0.001 per share, with a stated value of $1,000 per share (“Stated Value”), is convertible, subject to adjustments, into approximately 5,555 shares of common stock and warrants to purchase an additional 2,778 shares of common stock at an initial price of $0.35 per share (reduced to $0.18 in February 2007). In May 2006, the Company issued the Series B Preferred stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred stock. Proceeds from the sale of Series B Preferred stock consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

The Company applied the proceeds for general corporate purposes. The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Topic D-98: “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).

During the six months ended June 30, 2007, the Company recorded preferred stock dividends of approximately $324,723 as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. Dividends accrued and amounting to approximately $710,000 remain unpaid as of June 30, 2007.

The following table summarizes the change in carrying value of the Series B Preferred stock for the six months ended June 30, 2007.

Carrying value of convertible preferred stock at December 31, 2006	$8,391,014
Plus:
Accrued dividends	324,723
Less:
Conversion of shares to common stock	(172,000)
Dividend on converted preferred shares to common stock	(6,016)
Carrying value of convertible preferred stock at June 30, 2007	$8,537,721

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

Conversion. The stated value of the shares of Preferred Stock are initially convertible into shares of Viking’s common stock at a price of $0.18 per share; however, the conversion price is subject to adjustment based upon certain conditions.  At June 30, 2007, if all shares of Preferred Stock are converted into common stock at the initial conversion price, of which there can be no assurance, approximately 43,488,889 shares of common stock will be issued in such conversion.

The Company is in default with respect to its obligation to pay dividends on the Preferred Stock. We have accumulated unpaid preferred stock dividends at June 30, 2007 in the amount of $710,000. The Company has not had sufficient capital to pay such dividends in cash. Although the Company does not have a contractual right to pay the dividends in common stock, we intend to discuss with our preferred shareholders paying the accrued dividends and future dividends in stock. There can be no assurance that the preferred stockholders will allow dividends to be paid with shares rather than cash and if this were to occur, Viking may not have the cash necessary to pay such dividends. We continue to accrue approximately $161,000 in preferred dividends on a quarterly basis.

Pursuant to the terms and conditions of the preferred stock transaction, Viking agreed to register the shares of common stock underlying the Preferred Stock and Warrants (the “Preferred Stock Transaction Shares”). Some of the Preferred Stock Transaction Shares were registered, however, other Preferred Stock Transaction Shares were not registered as a result of the Securities and Exchange Commission’s interpretation of Rule 415. The failure to register all of the Preferred Stock Transaction Shares resulted in a default by Viking of the terms and conditions of the Preferred Stock Transaction documents. Viking and the Preferred Stockholders have entered into a Consent, Waiver and Amendment Agreement pursuant to which:

•
In exchange for the waiver by the Preferred Stockholders of the default with respect to the failure to register all of the preferred Stock Transaction Shares, Viking agreed to issue the Preferred Stockholders a total of 4,000,000 shares of Viking common stock; and

•
In order to facilitate the issuance of the Debentures, the Preferred Stockholders consented to the issuance of the Debentures and agreed to waive certain breaches of the Preferred Stock Financing Documents, and Viking agreed to amend certain provisions of the Preferred Stock Transaction documents to modify the terms of the 22,222,222 common stock warrants issued in connection with the Preferred Stock Transaction to reduce the exercise price from $0.35 to $0.18 and increase the contractual life from five years to seven years.

Liquidated damages in the amount $840,000 were accrued as of December 31, 2006 based on the estimated fair value of the four million shares of common stock issued by the Company in February 2007 pursuant to this agreement.

12. DERIVATIVE LIABILITIES

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

The following table summarizes warrants to purchase common stock outstanding as of June 30, 2007:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (in years)

Warrants outstanding December 31, 2006	31,694,444	$0.35 - 0.75	$0.25	4.81

Granted	14,934,807	0.18	0.18	6.66
Exercised	-	-	-	-
Cancelled	-	-	-	-

Warrants outstanding June 30, 2007	46,629,251	$0.18 - 0.75	$0.23	5.40

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

A total of 14,934,807 warrants granted to purchase common shares during the six months ended June 30, 2007 to the purchaser of the Debentures.

In February 2007, 22,222,222 warrants granted to purchasers of the Series B Convertible Preferred Stock at an initial exercise price of $0.35 were modified in connection with the issuance of the Debentures in February 2007. The exercise price was reduced to $0.18 and the life increased from five years to seven years.

As discussed in Note 10, the Company recorded the embedded conversion option of the Debentures as a derivative liability. Approximately 29,869,000 shares of Common Stock will be issued if all Debentures are converted. The aggregate fair value of the warrant derivative liability for all warrants and the conversion option derivative liability on June 30, 2007 was $9,366,105. During the six months ended June 30, 2007, the Company recorded a total non-cash charge of $615,897 to reflect the modification of terms of existing warrants and the resulting change in warrant value since December 31, 2006.

During the three months ended June 30, 2007, the Company recorded a gain of $1,816,842 related to the change in valuation of the warrants and conversion option derivative liabilities.

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

We have agreed to pay all Note purchasers, who elect to receive it, a registration delay fee of one percent per month of their initial Note principal balance. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Based on this agreement, we are accruing approximately $21,000 per month and as of June 30, 2007, we have accrued a total of $258,300 for such fees.

 15. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, Viking Systems:

•
During January 2007, issued a $300,000 promissory note to Donald E. Tucker, our President and CEO who is also a significant shareholder and Director. The promissory note was subsequently converted into Debentures in February 2007.

•	During June 2007, we received $200,000 from Brian Miller, a shareholder and Director, as a deposit which was subsequently converted into Debentures in July 2007.

VIKING SYSTEMS, Inc.
Notes to Financial Statements (Unaudited)

During the six months ended June 30, 2006, Viking Systems

•	Converted a $450,000 related party note payable to Donald E. Tucker, a significant shareholder and the Company’s President and CEO, into 2,500,000 shares of common stock.
•	Had an unsecured note payable to Donald E. Tucker, a significant shareholder and the Company’s President and CEO, in the amount of $200,000. This note was repaid on June 14, 2006.
•	Issued 87,500 warrants to purchase common stock at an exercise price of $0.35 per share to Donald E. Tucker, a significant shareholder and the Company's President and CEO.
•
Cancelled 1,187,500 warrants to purchase common stock at an exercise price of $0.40 per share that were previously issued to Donald E. Tucker, a significant shareholder and the Company's President and CEO.

16. SUBSEQUENT EVENTS

On July 31, 2007, the Company issued $2.6 million of Debentures. These Debentures were issued with the same terms and conditions, including without limitation maturity date, interest rate, security, conversion price and warrant coverage, as the Debentures issued in February 2007. As a result, the total outstanding Debentures increased from $5.4 million to $8.0 million.

The Company is in default of certain registration rights obligations to its Series B Preferred shareholders. A registration statement for some, but not all, of the shares of common stock underlying the Series B Preferred Stock was declared effective by the Securities and Exchange Commission (“SEC”) on August 10, 2006. As of May 11, 2007, such registration statement was no longer current. As a result, on or about July 11, 2007 a “Triggering Event” occurred under the Series B Transaction Documents (which provides the Series B Preferred Shareholders rights to additional dividends and/or redemption in exchange for common stock). As a result of the lapse in the registration statement, the Company’s preferred shareholders are entitled to and the Company is currently incurring liquidated damages in connection with the previously-registered shares. The Company has accrued $257,741 at June 30, 2007 for such liquidated damages. The Company has prepared and filed an updated registration statement with current financial statements by way of a post-effective amendment but such post-effective amendment was not yet declared effective at the time of this Quarterly Report on Form 10-QSB.

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

Overview

 Viking Systems, Inc. designs, manufactures, and markets FDA-cleared high performance laparoscopic vision systems. Viking’s primary product is the EndoSite 3Di Digital Vision System (the “EndoSite 3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with an initial focus on applications in urology, bariatrics, and laparoscopic gynecology. Viking Systems also manufactures advanced two dimensional (“2-D”) digital cameras that are sold through strategic partner and original equipment manufacture (“OEM”) programs.

In May 2007, we launched our high Definition (HD) 3Di vision system in the United States. The HD system provides a more enhanced picture and the personal head display (“PHD”) is 30% lighter than the existing head display and the ocular assembly is 40% smaller than the previous version offering the surgeon greater peripheral vision in the operating room.

Viking System’s technology and know-how center on its core technical competencies in optics, digital imaging, sensors, surgical robotics, and image management. Viking System’s focus is to deliver advanced integrated information, visualization, and control solutions to the surgical team, enhancing their capability and performance in complex, minimally invasive surgical procedures.

Viking System’s proprietary solutions for surgery are based on three principles:

•	That 3-D vision, providing natural depth perception and a clear view of a patient’s anatomy, is superior in facilitating the performance of complex surgical tasks;

•	That a PHD is a more ergonomic display solution for surgeons and interventional physicians than conventional video monitors; and

•
That integrating additional information in a voice controlled, picture-in-picture format into the surgeon’s view, in conjunction with the anatomical view, can facilitate decision making during surgery.

As of June 30, 2007, we had an installed base of more than sixty 3-D vision systems worldwide and more than 500 2-D digital cameras with OEM partners, including Boston Scientific Corporation and Medtronic, Inc. The list price for products typically range from $100,000 to $200,000 for EndoSite 3Di Systems and from $3,000 to $27,000 for 2-D digital cameras and components.

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada corporation. In May 2007, we amended our Certificate of Incorporation in Delaware to increase the number of authorized common shares from 200,000,000 to 400,000,000 common shares.

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

The Company is primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, the Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable, and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

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

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF No. 06-3"). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting or a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended June 30, 2007 Compared to the Three and Six Month Periods Ended June 30, 2006

Revenues. For the three months ended June 30, 2007, we had product sales of $2,849,544 compared to product sales of $883,180 for the three months ended June 30, 2006. This represents an increase of $1,966,364, or 223%. Sales to individual customers exceeding 10% or more of revenues in the three months ended June 30, 2007 were to three customers who accounted for 22.7%, 16.9%, and 10.9% of revenues, respectively. For the six months ended June 30, 2007, we had product sales of $4,774,789 compared to product sales of $2,138,024 for the six months ended June 30, 2006. This represents an increase of $2,636,765, or 123%. Sales to individual customers exceeding 10% or more of revenues in the six months ended June 30, 2007 were to three customers who accounted for 21.5%, 17.2%, and 12.8% of revenues, respectively. The increase in sales for both the three and six month period ended June 30, 2007, as compared with the same periods in the prior year, was due to increased sales of the Company’s 3-D vision systems and increased volume of cameras sold to OEM customers.

Gross Profit. We had gross profit of $814,788, or 29% of total revenues, for the three months ended June 30, 2007 and gross profit of $140,357, or 16% of total revenues, for the three months ended June 30, 2006, representing an increase of $674,431. We had gross profit of $1,359,818, or 29% of total revenues, for the six months ended June 30, 2007 and gross profit of $505,324, or 24% of total revenues, for the six months ended June 30, 2006, representing an increase of $854,494. The increase in gross profit during in the second quarter and first half of 2007 was due to higher sales and a mix of higher margin product.

Sales and Marketing Expenses. Selling and marketing expenses include costs for sales, marketing personnel, sales and marketing activities and tradeshow expenses. Selling and marketing expenses were $1,424,027 for the three months ended June 30, 2007 and $1,135,241 for the three months ended June 30, 2006. For the six months ended June 30, 2007, selling and marketing expenses were $2,568,800 compared to $2,009,609 for the six months ended June 30, 2006. The year-over-year increase in sales and marketing expenses was primarily due to increased salaries, travel, depreciation and tradeshow expense associated with our efforts to develop market awareness and to build our sales organization for our 3Di products. We expect that our selling and marketing expenses will continue to increase as we establish our 3Di Systems business with both domestic and international customers.

Research and Development Expenses. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. Research and development expenses were $626,512 for the three months ended June 30, 2007 and $314,036 for the three months ended June 30, 2006. For the six months ended June 30, 2007 research and development expenses were $1,038,429 compared to $624,260 for the six months ended June 30, 2006. The year-over-year increase is primarily due to hiring of additional engineering personnel to support new development projects, the development of the HD generation of the 3Di system, including the new Personal Head Display (“PHD”) which was launched in May 2007. We are working on the development of the next generation of Infomatix™ which will enable the system to not only display live imagery from video sources but will also include the ability to interface effectively with image guidance, various forms of patient monitoring equipment and allow the surgeon to view pre-staged surgical images intraoperatively. This effort will also include expanded digital video and image recording capability and interfaces to hospital administration systems moving to electronic medical records. During 2007 we also continued our research efforts on other complimentary products. We expect that our research and development expenses will increase as we continue to develop new products, and maintain and support our current products.

General and Administrative Expenses.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and general corporate matters. We had general and administrative expenses of $748,488 for the three months ended June 30, 2007 and $684,434 for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses were $1,380,562 compared to $1,213,624 for the six months ended June 30, 2006. The increase for both periods is primarily due to increased personnel costs and legal expenses. We expect that our general and administrative expenses will increase from their current levels as we hire additional personnel, implement and document internal controls in connection with our efforts to become compliant with requirements of Section 404 of The Sarbanes - Oxley Act of 2002 and expend resources on the implementation of a new ERP system.

Other Income and Expenses. We had interest income of $14,045 and $21,787 for the three months ended June 30, 2007 and 2006, respectively, and $29,454 and $21,787 for the six months ended June 30, 2007 and 2006, respectively. Interest income for 2006 was higher as a result of the proceeds of the preferred stock financing in 2006 being deposited in interest bearing accounts.

Interest expense amounted to $230,628 for the three months ended June 30, 2007 compared to $160,584 for the three months ended June 30, 2006. Interest expense amounted to $412,915 for the six months ended June 30, 2007 compared to $305,995 for the six months ended June 30, 2006. Interest for the six months ended June 30, 2007 related primarily to the interest on the Debentures whereas the interest for the corresponding period in 2006 related to the convertible notes that were converted to preferred stock in 2006.

We had a $4,975,824 gain on the extinguishment of debt for both the three months and the six months ended June 30, 2006. We had no such income in the comparable periods in 2007. The gain on extinguishment of debt resulted from the difference between the deemed reacquisition value of the convertible notes on the date conversion terms were modified in 2006 ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176).

We had non-cash amortization of debt discount expenses of $462,056 for the three months ended June 30, 2007 and amortization of debt discount expenses of $5,500,000 for the three months ended June 30, 2006, representing a decrease of $5,037,944. Amortization of debt discount expenses for the six months ended June 30, 2007 totaled $605,486 and for the six months ended June 30, 2006 were $8,480,878, representing a decrease of $7,875,392. The 2006 amount includes $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes when their conversion terms were modified. We also recognized the fair value of all the Company’s warrants with the recognition of a non-cash derivative liability income of $1,816,842 of the three months ended June 30, 2007 and expense of $1,612,610 for the three months ended June 30, 2006. For the six months ending June 30, 2007 and 2006, we recognized a loss on derivative liability in the amounts of $615,897 and $1,612,610, respectively.

We also had accrued liquidated damages in the amount $577,616 for the three and six months ended June 30, 2007. There were no such amounts for 2006. Those amounts related to the expense related to the failure to register the common shares underlying the Series B Preferred Stock and the Debentures. We anticipate that we will continue to have liquidated damages in the future based upon the provisions of the Preferred Stock and Debenture documents.

Net Income (Loss). We had a net loss of $1,423,652 for the three months ended June 30, 2007 and a net loss of $4,268,937 for the three months ended June 30, 2006. The reduction in net loss for the second quarter in 2007 from 2006 is primarily due to the change in the derivative liability fair value resulting in income of $1,816,842 in 2007 versus a loss of $1,612,610 in 2006. We had a net loss of $5,810,433 for the six months ended June 30, 2007 and a net loss of $8,744,041 for the six months ended June 30, 2006, representing a decrease in our net loss by $2,933,608 for the first half of 2007 compared to the first half of 2006. The 2007 increase of gross profit of $854,494 was offset by the increase of operating expenses in the amount of $1,140,298 as we incurred significant costs implementing our sales and marketing plan, developing and improving our 3Di product line, and maintaining operations of the Visualization business. During 2006 we also incurred $8,480,878 in non-cash interest expense related to the amortization of the debt discount on the Convertible Notes and $1,612,610 in non-cash derivative loss, partially offset by a $4,975,824 gain on the extinguishment of debt. In the six month period ended June 30, 2007, we had $605,486 in amortization of debt discount and $1,816,842 in derivative liability gain.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes. From January 1, 2004 through June 30, 2007, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements and approximately $11,000,000 through the issuance of convertible promissory notes. Additionally, in July 2007 we raised $2,600,000 through the sale of convertible debentures. As of June 30, 2007, we had cash and cash equivalents of $314,580 compared to $440,465 as of December 31, 2006. We incurred operating losses in 2007 and 2006, and at June 30, 2007, had an accumulated deficit of approximately $24,358,745.

We anticipate that we will have adequate cash resources to fund our operations approximately through September 2007. We will need to raise additional funds through the issuance of debt or the sale of additional equity securities to maintain sufficient operating capital. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

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

If we are unable to raise such funds we may be required to reduce operations, reduce or discontinue further research and development, and/or reduce or eliminate further acquisition activities. Additionally, increases in expenses or delays in product development or failure to achieve our sales projections may adversely impact our cash position and may require cost reductions or require the Company to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

The transaction documents relating to both the Preferred Stock transaction and the Convertible Debenture transaction are complex, subject us to numerous requirements and provide the investors with numerous rights, including, but not limited to, liquidated damages rights, default rights, rights to accelerate required payments and required repurchase rights. We have been in default in certain provisions of the transaction Documents for both transactions. Some of these defaults were related to our obligations to register underlying securities and pay preferred stock dividends. If the investors in the Preferred Stock transaction and the Convertible Debenture transaction were to declare a default and demand repayment or exercise other rights, there can be no assurance that we would be able to continue with our business operations. In such event, our shareholders would likely suffer a complete loss of their investment. If our preferred stockholders or debenture holders were to demand repayment due to a breach of our obligations, it is unlikely we would be able to do so. This could result in a severe adverse consequence to Viking and its shareholders. All of the assets of Viking have been pledged to secure our obligations to the convertible debenture holders. If they were to foreclose on these assets, we would not be able to continue with our operations.

Net cash used in operating activities was $4,950,842 and $3,252,383 during the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in net cash used in operating activities during 2007 compared to 2006 was attributable primarily to increases in inventories and accounts receivable supporting the growth in the Company’s business activities.

Net cash used in investing activities was $83,095 and $112,421 during the six months ended June 30, 2007 and June 30, 2006, respectively. The higher level of cash used in investing activities in 2006 was attributable to purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts. Subject to cash availability, we anticipate increasing our level of capital expenditures in the second half of 2007 to provide our sales and marketing personnel and distribution partners with new generation 3Di demonstration systems.

Cash flow provided by financing activities was $4,908,052 and $6,852,658 during the six months ended June 30, 2007 and June 30, 2006, respectively. The cash flows from financing activities in the six months ended June 30, 2007 consisted of $4,927,848 in net proceeds from related party notes payable and Debentures, offset by $19,796 in repayments of capital lease obligations. Cash provided by financing activities in 2007 also consisted of $200,000 as a deposit on the financing. The cash flows from financing activities in 2006 consisted of $6,813,858 in net proceeds from our preferred stock financing and $250,000 from notes payable, partially offset by a $211,200 reduction in short-term bank borrowings.

During 2005, Viking Systems issued Convertible Promissory Notes (“Notes”) to certain accredited investors. Each of these investors was also issued a warrant to purchase shares of Viking Systems common stock. In May 2006, each of the Note holders converted their Notes into shares of Viking Systems common stock. In April 2006, Viking Systems agreed to file, prior to June 21, 2006, a registration statement covering the shares of common stock issued upon the conversion of the Notes and shares of common stock underlying the warrants of these former Note holders. As a result of the required terms of the Series B Preferred Stock transaction in 2006, we were unable to include the securities of the former Note holders in the first registration statement. During August 2006, we agreed to pay a delay fee to the note purchasers at the rate of one percent per month to those former Note holders who elect to receive a fee. The delay fee began on June 21, 2006 and terminates on the date the Securities and Exchange Commission declares effective a registration statement covering the securities of the Note purchasers. Given the former Note holders who have waived the fee to date, we expect the aggregate monthly delay fee to be approximately $21,000. We are unable to predict when the delay fee will terminate. Through June 30, 2007, the cumulative accrued delay fee totaled $258,300.

Off-Balance Sheet Arrangements. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to our investors.

 Forward Outlook and Risks

This Form 10-QSB contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements referred to in this section. We disclaim, however, any intent or obligation to update our forward-looking statements.

Except as set forth below, during the quarter ended June 30, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2006. See "Risk Factors" in the Company's in the Managements Discussion an Analysis Section of  Form 10-KSB for the year ended December 31, 2006 for a detailed discussion.

Issuance of Convertible Debentures.  In February 2007, Viking Systems issued a total of $5,376,533 of 8% convertible debentures to 13 investors. These Debentures mature two years from the date of issuance or may be accelerated upon default by Viking Systems. Viking Systems may issue additional Debentures. We are required to pay interest on these Debentures at 8% per annum. The Debentures are secured by all of the assets of Viking Systems. The Debentures may, at the option of the Investors, be converted into shares of Viking Systems common stock at the price of $0.18 per share. In the event Viking Systems does not achieve certain operation milestones (described in the Debentures Warrants transaction documents) during the first three quarters of 2007, the conversion price will be reduced to $0.12 per share. The conversion price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. The other terms and conditions of the Debentures are described in Note 10 to the financial statements included in this form 10-QSB.

As additional consideration for the Investors purchasing the Debentures, Viking Systems has issued to the Investors Warrants to purchase shares of Viking Systems common stock at the price of $0.18 per share. In the event Viking Systems does not achieve certain operation milestones (described in the Warrants and the Debentures transaction documents) during the first three quarters of 2007, the exercise price will be reduced to $0.12 per share. The exercise price is also subject to downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents. The Warrants are exercisable for a period of seven years from the date of issuance. The Warrants provide that each Investor is issued to purchase that number of shares of common stock of Viking Systems that equals 50% of the number of shares issuable upon conversion of the Debentures.

Viking Systems has agreed to register with the Securities and Exchange Commission, the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants. Viking Systems will pay all expenses and cost of registration except for commissions. In the event the securities underlying the debentures and warrants are not registered by the dates agreed to in the transaction documents, Viking Systems will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures. Viking Systems has not filed a registration statement relating to the Debenture Transaction Shares, which constitutes a default by Viking Systemsof the terms and conditions of the Debenture transaction documents.

On July 19, 2007, Viking Systems and the Debenture holders entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Investors a total of 2,389,570 shares of Viking common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the debentures through June 30, 2007. These shares were issued by Viking in July 2007.

Additional Financing Requirements. We issued $5,376,533 in convertible a Debentures transaction in February 2007 and another $2,600,000 in July 2007. We anticipate that we will have adequate cash resources to fund our operations approximately through September 2007. We are attempting to raise additional funds through debt or the sale of additional equity securities to maintain sufficient operating capital. Thereafter, our liquidity and capital requirements will depend upon numerous other factors, including the following:

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

Obligations to Pay Dividends on Our Preferred Stock. The Company is in default with respect to its obligation to pay dividends on the Series B Preferred Stock. We have accumulated unpaid preferred stock dividends at June 30, 2007 in the amount of $710,000. The Company has not had sufficient capital to pay such dividends in cash. Although the Company does not have a contractual right to pay the dividends in common stock, we intend to discuss with our preferred shareholders paying the accrued dividends and future dividends in stock. There can be no assurance that the preferred stockholders will allow dividends to be paid with shares rather than cash and if this were to occur, Viking may not have the cash necessary to pay such dividends. We continue to accrue approximately $161,000 in preferred dividends on a quarterly basis.

Obligation to Pay Interest on Our Convertible Debentures.We have accumulated and unpaid interest on our Convertible Debentures issued on June 30, 2007 in the amount of $107,531. In July 2007, the Convertible Debenture holders agreed to receive the quarterly interest payment of $107,531 in the form of Company’s common stock at $0.18 per share totaling 597,394 shares. We may not have the ability to pay this interest in cash in future periods.

Potential Impact from Defaults. The Transaction Documents relating to both the Preferred Stock Transaction and the Convertible Debenture Transaction are complex, subject us to numerous requirements and provide the investors with numerous rights, including, but not limited to, liquidated damages rights, default rights, rights to accelerate required payments and required repurchase rights. We have been in default in certain provisions of the Transaction Documents for both transactions. Some of these defaults were related to our obligations to register underlying securities. We have received some waiver of some of the defaults in the past, but there can be no assurance that we have received waivers for all of such defaults or that we will receive waivers for any future defaults. If the investors in the Preferred Stock transaction and the Convertible Debenture transaction were to declare a default and demand repayment or exercise other rights, there can be no assurance that we would be able to continue with our business operations. In such event, our shareholders would likely suffer a complete loss of their investment.

Failure to Achieve and Maintain Effective Internal Controls.Pursuant to current rules related to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we are unable to comply with Section 404 requirements on a timely basis, or if we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures pursuant to Rule 13a-15e or 15d-15e of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. They have concluded that there are deficiencies in our controls.  We are reviewing our disclosure controls and procedures and our internal controls over financial reporting and implementing changes to our controls and procedures to improve its effectiveness. These changes are expected to include hiring of additional finance and accounting personnel, enhancements to improve our internal review process,  improved communication among those responsible for financial accounting and disclosure and more formalized processes and procedures.  Lack of sufficient capital will adversely impact our ability to improve our controls and procedures.

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

Changes in Internal Controls
Near the end of the second quarter, the Company hired a new Chief Financial Officer who has significant experience with public reporting companies. Changes to the Company's internal controls over financial reporting and the disclosure controls will be assessed as part of the ongoing evaluation.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings. From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended June 30, 2007, we issued an aggregate of 990,977 shares of our common stock in an unregistered transaction. Such shares were issued in connection with the conversion of convertible Series B preferred stock and certain accrued dividends into shares of our common stock at the price of $.18 per share. Such shares of common stock and Series B Preferred Stock were not registered and were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities. We are required to pay dividends under the terms of our Series B Preferred Stock transaction documents. We have failed to pay dividends to date, and are accruing interest on the unpaid dividends at 18% per annum per the terms of our agreement. As of June 30, 2007, the amount of unpaid dividends totals approximately $710,000.

The Company is in default of certain registration rights obligations to its Seris B Preferred shareholders. A registration statement for some, but not all, of the shares of common stock underlying the Series B Preferred Stock was declared effective by the Securities and Exchange Commission (“SEC”) on August 10, 2006. As of May 11, 2007, such registration statement was no longer current. As a result, on or about July 11, 2007, a “Triggering Event” occurred under the Series B Transaction Documents (which provides the Series B Preferred Shareholders rights to additional dividends and/or redemption in exchange for common stock). In addition, pursuant to the Registration Rights Agreement entered into in connection with the issuance of the Series B Preferred Stock, as a result of the lapse in the registration statement, the preferred shareholders are entitled to and the Company is currently incurring liquidated damages in connection with the previously-registered shares. The Company has accrued $257,741 at June 30, 2007 for such liquidated damages. The Company has prepared and filed an updated registration statement with current financial statements by way of a post-effective amendment but such post-effective amendment was not yet declared effective at the time of this Quarterly Report on Form 10-QSB. While we have not received a notice of default regarding the triggering Event, receipt of such notice would trigger a cross default under the terms of the Debenture.

Item 4. Submission of Matters to Vote of Security Holders. N/A

Item 5. Other Information. None

Item 6. Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
_________________

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2007	VIKING SYSTEMS, INC.

By /s/ Donald Tucker
Chief Executive Officer, President

By /s/ Robert Mathews
Chief Financial Officer