Form 10QSB
period 2007-09-30
VIKING SYSTEMS INC
filed 2007-12-19
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-49636

VIKING SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

134 Flanders Road, Westborough, MA 01581
(Address of principal executive offices)

(508) 366-3668
(Issuer's telephone number)

N/A
 (Former name, former address, and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 14, 2007, there were 69,934,072 shares of our Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2007

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-QSB
Item 1.	Financial Statements (unaudited):

	Balance Sheets at September 30, 2007 and December 31, 2006	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Financial Statements	7-16

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II - OTHER INFORMATION

		Page

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$919,848	$440,465
Accounts receivable, net of allowance of $109,604 and $0 at September 30, 2007 and December 31, 2006, respectively.	989,729	855,299
Inventories	1,918,376	1,117,929
Prepaid expenses	129,511	34,208
Other current assets	196,620	72,535
Total current assets	4,154,084	2,520,436

Property and equipment, net	726,072	594,402
Debt issuance costs	98,423	-
Intangible assets, net	297,500	350,000

Total Assets	$5,276,079	$3,464,838

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,071,122	$1,037,334
Accrued expenses	2,240,904	1,780,302
Deferred revenue	137,839	100,181
Capital lease obligations - current	38,016	36,649
Notes payable	1,274,681	350,000
Derivative liabilities	14,236,267	3,373,676
Total current liabilities	18,998,829	6,678,142

Capital lease obligations	46,039	77,253

Commitments and contingencies

Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series B preferred stock, $0.001 par value; 8,000 shares issued; 7,793 and 8,000 shares outstanding at September 30, 2007 and December 31, 2006 respectively, (aggregate liquidation preference of $8,658,999 at September 30, 2007 and $8,391,014 at December 31, 2006).	8,658,999	8,391,014

Stockholders' deficit:

Common stock, $.001 par value, 400,000,000 shares authorized, 69,656,675 shares issued and outstanding at September 30, 2007; 200,000,000 shares authorized and 61,864,941 shares issued and outstanding at December 31, 2006.	69,657	61,865
Additional paid-in capital	8,092,538	6,804,876
Accumulated deficit	(30,589,983)	(18,548,312)

Total stockholders' deficit	(22,427,788)	(11,681,571)

Total liabilities and stockholders' deficit	$5,276,079	$3,464,838

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales, net	$1,856,162	$1,514,591	$6,630,951	$3,652,615
Cost of sales	1,598,833	1,012,554	5,013,804	2,645,254

Gross profit	257,329	502,037	1,617,147	1,007,361

Operating expenses:
General and administrative	1,106,199	706,777	2,486,761	1,920,401
Selling and marketing	1,073,121	1,311,849	3,641,921	3,321,458
Research and development	563,214	445,023	1,601,643	1,069,283

Total operating expenses	2,742,534	2,463,649	7,730,325	6,311,142

Operating loss	(2,485,205)	(1,961,612)	(6,113,178)	(5,303,781)

Other income (expense):
Interest income	12,316	31,147	41,770	52,934
Interest expense	(257,315)	(118,126)	(670,230)	(424,121)
Gain on extinguishment of debt	-	-	-	4,975,824
Amortization of debt discount	(700,741)	-	(1,306,227)	(8,480,878)
Accrued liquidated damages	(429,248)	-	(1,006,864)	-
Loss on abandonment of property and equipment	(100,883)	-	(100,883)	-
Gain (loss) on derivative liability	(2,270,162)	3,549,839	(2,886,059)	1,937,229

Net (loss) income	$(6,231,238)	$1,501,248	$(12,041,671)	$(7,242,793)

Series B Preferred stock accretion to redemption and accrued dividend	(156,278)	(161,315)	(481,001)	(8,229,699)

Net (loss) income applicable to common stockholders	$(6,387,516)	$1,339,933	$(12,522,672)	$(15,472,492)

Net (loss) income applicable to common stockholders per share - basic	$(0.09)	$0.02	$(0.19)	$(0.32)

Basic weighted average shares	68,659,089	61,864,941	66,194,627	47,769,802

Diluted (loss) earnings per common share	$(0.09)	$0.01	$(0.19)	$(0.32)
Diluted weighted average shares	68,659,089	106,536,537	66,194,627	47,769,802

See accompanying notes to financial statements

VIKING SYSTEMS, INC.
Statements of Cash Flows - Unaudited
Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(12,041,671)	$(7,242,793)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,545	279,859
Common stock issued for services	-	44,041
Stock based compensation expense	289,316	540,229
Amortization of debt discount	1,306,227	8,480,878
Gain on extinguishment of debt	-	(4,975,824)
Loss on abandonment of property and equipment	100,883	-
Loss (gain) on derivative liability	2,886,058	(1,937,229)
Change in operating assets and liabilities:
Accounts receivable, net	(134,430)	(663,592)
Inventories, net	(1,230,480)	(754,259)
Prepaid expenses	(95,303)	32,440
Other current assets	(124,085)	(49,260)
Accounts payable	33,788	343,371
Accrued wages and salaries	(27,097)	(1,706)
Accrued royalties	-	78,792
Other accrued expenses	1,764,353	232,216
Deferred revenue	37,658	68,844
Net cash used in operating activities	(6,825,238)	(5,523,993)

Cash flows from investing activities:
Purchase of property and equipment	(159,565)	(322,446)
Net cash used in investing activities	(159,565)	(322,446)

Cash flows from financing activities:
Net change in short-term bank borrowings	-	184,673
Proceeds from issuance of preferred stock, net	-	7,250,000
Payment of convertible debt and preferred stock offering costs	(84,967)	(436,142)
Proceeds from exercise of stock options	4,000	-
Proceeds from related party notes	300,000	200,000
Repayment of capital lease obligations	(29,847)	(200,000)
Proceeds from convertible debt	7,275,000	250,000
Net cash provided by financing activities	7,464,186	7,248,531

Net increase in cash and cash equivalents	479,383	1,402,092

Cash and cash equivalents at beginning of period	440,465	434,503

Cash and cash equivalents at end of period	$919,848	$1,836,595

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$178,368	$332,754
Income taxes	$-	$-

See accompanying notes to financial statements

Non-Cash Investing and Financing Activity
Nine months ended September 30, 2007:

 During the nine months ended September 30, 2007, the Company:

•
Converted $350,000 principal amount of notes payable issued in December 2006 plus $6,534 in accrued but unpaid interest under such notes into $356,534 of  the Company’s 8% Secured Convertible Debentures due February 23, 2009.

•
Converted $300,000 principal amount of notes payable issued in 2007  held by related party Donald Tucker, at the time a significant shareholder and the Company's President and Chief Executive Officer, into $300,000 original principal amount of the Company’s 8% Secured Convertible Debentures due February 23, 2009

•
Issued 4,000,000 shares of common stock with a fair value of $840,000 for liquidated damages to holders of the Company’s Series B Preferred stock in connection with the Company’s February 2007 issuance of its 8% Secured Convertible Debentures due February 23, 2009.

•	Issued 1,202,165 shares of common stock in connection with the conversion of 207 shares of the Company’s Series B Preferred stock plus accrued but unpaid dividends on the stock that was converted.

•	Recorded derivative liability of $5,376,533 in connection with the Company’s issuance in February 2007 of its 8% Secured Convertible Debentures due February 23, 2009.

•	Issued 2,389,570 shares of common stock as payment for interest and liquidated damages on the Company's convertible debt.

 During the nine months ended September 30, 2006, the Company:

•	Converted $4,300,000 of convertible notes payable into 23,888,891 shares of common stock.

•
Converted $450,000 of convertible notes payable held by Donald Tucker, at the time a significant shareholder and the Company's  President and Chief Executive Officer, into 2,500,000 shares of common stock.

•	Converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock

•	Issued 837,000 shares of common stock pursuant to a cashless exercise of 1,000,000 non-qualified stock options issued in December 2003.

•	Acquired computer equipment and software through capital leases in the amount of $123,639.

See accompanying notes to financial statements

1.            INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“we,” “us, “our,” “Viking” or the “Company”) as of September 30, 2007 and the statements of operations and cash flows for the periods ended September 30, 2007 and 2006 are unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The balance sheet as of December 31, 2006 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2006, included in Viking's Form 10-KSB filed on March 27, 2007 with the Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2.            LIQUIDITY, GOING CONCERN AND PROPOSED RECAPITALIZATION

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

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. During the nine months ended September 30, 2007, the Company generated net proceeds of approximately $7.5 million from financing activities. In addition, the Company continues to examine all aspects of its business for areas of improvement and in October 2007 reported significant changes to its operating strategy.

On October 12, 2007, the Company reported the resignation of three of its directors and its President and Chief Executive Officer and the appointment of three new directors and a new President and Chief Operating Officer.

Despite significant efforts to raise capital, the Company does not have sufficient capital to continue to operate its business as historically conducted.  In light of the Company's current financial position, in order to preserve existing capital and to facilitate ongoing efforts to raise additional capital, the Board of Directors has approved a revised strategic direction for the Company.

Going forward, the Company is focusing its operations on its Original Equipment Manufacturing (“OEM”) business and has significantly reduced its 3Di Vision Systems business, which will continue on a reduced basis through the Company's existing distributor network.

The Company believes that this revised strategic direction enables it to eliminate expenses, primarily associated with the 3Di Vision Systems business, that are not expected to generate positive cash flow in the near term.  The Company has initiated several cost cutting measures aimed at eliminating expenses, including a significant reduction in force focused on the elimination of the Company's U.S. direct sales force and a reduction in related clinical and marketing expenses. Despite reducing its expenses, the Company requires immediate funding in order to continue its reduced operations. The Company is in discussions regarding funding with certain investors that have expressed support for the revised strategic direction and indicated preliminary interest in providing financial support.

The Company is in default under the terms of its Secured Convertible Debentures, which were issued in February and July 2007.  Consequently, the holders of these debentures may demand immediate repayment.  If such demand request were made, the Company would not have the financial resources to satisfy its outstanding obligations.  The Company is in discussions with the debenture holders regarding modifications to the terms of the debentures, but there can be no assurance that such efforts will be successful.

Proposed Recapitalization.  On November 13, 2007, the Company received approval, subject to execution of final documentation, from 100% of the holders of  both its Series B  Convertible Preferred Stock (the “Preferred Stock”) and the Company's 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of a plan to recapitalize the Company (the “Plan”).  The Plan calls for an additional investment of between $2.5 and $3.0 million in the common stock of the Company (the “New Investment”) and a redistribution of the Company's common stock among the current holders of the Company's common stock, Preferred Stock, Debentures and the investors providing the New Investment.

The redistribution of the Company's ownership is planned to be implemented through (i) a 1:50 “reverse split” of the Company's common stock, (ii) entry of the Company into one or more exchange agreements (or conversion agreements) with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures will exchange (or convert) their respective Company securities (including modification of the amount and terms of existing warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of the Company's common stock; and (iii) entry of the Company into a subscription agreement with those parties making the New Investment pursuant to which they will be issued shares of the Company's common stock and warrants which may be exercised for shares of the Company's common stock.  Certain of these actions will require an affirmative vote of a majority of the current holders of the Company's common stock.   A majority of the Company's outstanding common stock is held by holders of the Debentures who have previously approved the proposed recapitalization.  On November 19, 2007, the Company received shareholder approval of the 1:50 reverse split.

Successful implementation of the Plan is subject to a variety of risks and the Company can make no assurances that the Plan as presented will be implemented successfully, or at all.  If the Plan is completed as currently proposed, the Company's common stock ownership would be substantially as follows (excluding warrants and stock options):

	Percent Ownership Assuming New Investment ($ in millions)
Stockholder by type	$2.5	$3.0

Current common stock	3.3%	3.1%
Current Preferred Stock	10.0%	9.4%
Current Debentures	53.4%	50.0%
New investment	33.3%	37.5%

Total—all holders	100.0%	100.0%

The terms of the New Investment include 100% warrant coverage.  For each share of common stock issued to the investors providing the New Investment, one warrant to purchase a share of the Company's common stock will also be issued.  The warrant will have an exercise price equal to the per share valuation of the Company implied by the price per share of the common stock issued for the New Investment inclusive of the new capital raised.

The terms of the existing warrants issued in connection with the Debentures and Preferred Stock will be modified and reduced (or exchanged) to provide those holders one warrant for every two shares of common stock issued in exchange for their current Notes and Convertible Stock.  These modified (or exchanged) warrants will have an exercise price equal to the price of the warrants issued in connection with the New Investment.

The Company believes that if the Plan is implemented, it will provide the Company with sufficient liquidity until the Company can begin generating positive cash flow anticipated in the second half of 2008, based upon (i) the $2.5 to $3.0 million of New Investment; (ii) the reduced cost structure which is an integral part of the Company's revised strategic direction, as previously disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007; and (iii) the revised capital structure of the Plan, including the corresponding reduction in accrual and payment of interest and dividends regarding the Preferred Stock and the Debentures, as applicable.  However, the Company can provide no assurance that a breakeven point will be reached in 2008, or at all, or that additional capital will not be required by the Company to reach a breakeven point, or otherwise.  If additional capital is required by the Company beyond that contemplated by the Plan, no assurance can be made that such capital will be available to the Company on commercially reasonable terms, or at all.  Any additional capital required in the future could have a detrimental impact on stockholders of the Company.  The Company anticipates implementation of the Plan and receipt of the related funding in January 2008, however, no assurance can be made that this will be implemented by such date, or at all.

The Plan was presented to the Board of Directors of the Company by an investment group led by William C. Bopp, recently appointed and current  Chairman of the Board of Directors of the Company and a Debenture holder.  Under the terms of the Plan, following its implementation, Mr. Bopp would continue to serve as the Company's Chairman of the Board and become Chief Executive Officer.  The Plan provides that Mr. Bopp would enter into a twenty-four month lock-up agreement regarding his holdings of the Company's common stock.  J. Winder Hughes, a recently appointed and current member of the Company's Board of Directors and a Debenture holder, is also a member of Mr. Bopp's investment group.

To assist in the Company's evaluation of alternative courses of action (including the Plan) available in light of the Company's previously disclosed financial condition, on October 30, 2007 the Board of Directors established a Special Committee of the Board of Directors (the “Special Committee”).  The Special Committee membership comprises those members of the Board of Directors who do not hold investment in either the Debentures or Preferred Stock, and it includes one outside director, Richard M Kipperman, as Special Committee chairman.

In seeking the approval of the Plan from holders of Debentures and holders of Preferred Stock, the Special Committee also requested from them any alternative proposal that had committed funding adequate to permit the Company to continue its operations without a court-supervised reorganization.  None, other than the Plan, was forthcoming.  The Company notes that any such alternative proposal should be delivered to the Special Committee as soon as possible, such that it may be considered.

The Company can provide no assurance that the Plan or any competing proposal will be adopted by the Company or that any other particular action will be taken by the Company.  Implementation of the Plan will be subject to a variety of items, including, but not limited to the Company's ability to obtain various approvals from third-parties and the Company's ability to successfully obtain final consents and approvals from holders of its common stock, Preferred Stock and Debentures.

As previously disclosed, if the Company cannot successfully implement the Plan, it will consider other options, including legal reorganization protection.

3.            EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Basic

Net income (loss) applicable to common stockholders	$(6,387,516)	$1,339,933	$(12,522,672)	$(15,472,492)

Basic weighted average shares	68,659,089	61,864,941	66,194,627	47,769,802

Basic earnings (loss) per share	$(0.09)	$0.02	$(0.19)	$(0.32)

Diluted

Net income (loss) applicable to common stockholders	(6,387,516)	$1,501,247	$(12,522,672)	$(15,472,492)
Weighted average common shares outstanding	68,659,089	61,864,941	66,194,627	47,769,802
Add: Conversion of Preferred Series B	-	44,444,444	-	-
Exercise of stock options	-	227,152	-	-
Diluted weighted average shares	68,659,089	106,536,537	66,194,627	47,769,802

Diluted earnings (loss) per common share	$(0.09)	$0.01	$(0.19)	$(0.32)

Due to the net losses for the three month period ended September 30, 2007 and the nine month periods ended September 30, 2007 and 2006, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, the weighted average shares used in the calculation of basic and diluted loss per share for those periods are the same. For the purposes of this calculation, net loss for the three month period ended September 30, 2006 has been adjusted for dividends on preferred stock accrued during the period.

4.           INVENTORY

Details of our inventory account balances are as follows:

	September 30, 2007	December 31, 2006
Inventories:
Parts and supplies	$1,045,191	$558,669
Work-in-progress	390,217	344,483
Finished goods	564,505	310,559
Valuation reserve	(81,537)	(95,782)
	$1,918,376	$1,117,929

5.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accrued wages and salaries	$325,293	$352,390
Accrued liquidated damages	693,178	840,000
Accrued registration delay fees	355,808	192,300
Accrued board of director fees	241,126	151,625
Accrued debenture interest	142,775	-
Other accrued expenses	482,724	243,987
	$2,240,904	$1,780,302

6.           INCOME TAXES

Viking accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The implementation of FIN 48 had no impact on the Company's financial statements.

The Company is primarily subject to U.S. federal and state income tax. Tax years ended December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

7.           STOCK-BASED COMPENSATION

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three months ended September 30, 2007 and 2006, the Company recorded $89,998 and $82,801 respectively, and during the nine months ended September 30, 2007 and 2006 the Company recorded $289,316 and $325,165, respectively, in non-cash stock-based compensation expense pursuant to SFAS 123R. As of September 30, 2007, there was approximately $828,315 total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 112.28%, expected term of 7.5 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

The following table summarizes the stock option transactions during the nine months ended September 30, 2007:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Contractual Life (in years)
Options outstanding December 31, 2006	6,976,000	$0.42	4.95
Granted	3,520,000	0.23	9.70
Exercised	(200,000)	0.02	-
Cancelled	(612,000)	0.39	-
Options outstanding September 30, 2007	9,684,000	$0.36	7.13

Options exercisable at September 30, 2007	4,840,000	$0.44	3.45

8.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-3 during the first quarter of 2007 did not have a significant impact on our financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor's Accounting or a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF No. 06-6 during the first quarter of 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any,  SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements ” (“SFAS NO. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements.

9.           CONVERTIBLE NOTES PAYABLE

During January 2007, we issued a $300,000 promissory note to Donald E. Tucker, our then chief executive officer who was also at the time a significant shareholder and one of our directors. This promissory note and  a $350,000 note to another party issued in December 2006, including accrued but unpaid interest thereon, were converted into the February 2007 debentures described below.

In February 2007, we issued a total of $5,376,533 of 8% secured convertible debentures due February 23, 2009.  Net proceeds from the issuance of these debentures consisted of $4,675,000 in cash, net of $45,000 of offering costs retained by certain of the investors, and conversion of $656,533 of notes payable and accrued interest. On July 31, 2007, an additional $2,600,000 of such debentures were sold on the same terms and conditions as sold in February 2007.  We refer to these debentures, collectively, as the “Debentures.”  The general terms of this financing are as follows:

Maturity Date.  The Debentures are due February 28, 2009, subject to acceleration rights which holders have in the event of default.

Interest Rate.  Eight percent per annum, payable quarterly and, subject to certain conditions, we may pay interest by issuing shares of our common stock.

Security.  The Debentures are secured by all of the assets of Viking.

Optional Redemption.  We may not prepay the Debentures, but we may redeem some or all of them if certain conditions are met.  If we redeem the debentures before the first anniversary date of their issuance, we must pay an amount equal to 120% of the principal amount of the Debentures being redeemed.  If we redeem the debentures after the first anniversary date of their issuance but before the second anniversary date of their issuance, we must pay an amount equal to 140% of the principal amount of the Debentures being redeemed. The conditions for optional redemption are currently not met.

Warrants.  As additional consideration, we issued to the purchasers of the Debentures, warrants to purchase shares of our common stock at an initial exercise price of $0.18 per share. In October 2007, the exercise price was reduced to $0.12 per share. The warrants expire on February 23, 2014.  The warrants provide that each holder is able to purchase that number of shares of common stock that equals 50% of the number of shares of common stock issuable upon conversion of the Debentures prior to adjustments.

Registration Rights.  We agreed to register with the shares of common stock issuable upon the conversion of the Debentures and exercise of the warrants.  We will pay all expenses and cost of registration except for commissions.  In the event that we fail to file or if the securities underlying the Debentures and warrants are not registered by the dates agreed to in the transaction documents, we will be required to pay liquidated damages to the holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures. We were required to file an initial registration statement by April 2, 2007, which has not yet been filed and which constitutes a default under the Debentures.

On July 19, 2007, Viking and the Debenture holders at that time entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Debenture holders a total of 2,389,570 shares of common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the Debentures through June 30, 2007. These shares were issued in July 2007.

The parties to the Consent, Waiver and Amendment Agreement also agreed to amend the registration obligations for the debentures issued in February 2007.  This deferred the registration obligation until 30 days after the date on which the Company receives a registration demand from investors holding a majority of the debentures issued in February.  No such demand has been received from the Company. The registration rights of the debentures issued in July 2007 were not amended and as a result, the Company is accruing liquidated damages on the $2.6 million of debentures issued in July.  At September 30, 2007, the Company had accrued $142,775 related to interest and $104,000 related to the liquidated damages associated with the Debentures.

Optional Conversion by Investors.  The holder of each Debenture has the option to convert the Debenture into shares of our common stock.

Reset of Conversion Price.  In October 2007 we determined we did not meet the operational milestones contained in the Debentures for the quarter ended September 30, 2007.  As a result, the conversion price of the Debentures and the exercise price of the related warrants were reset from $0.18 to $0.12 effective October 4, 2007.  This reset triggered additional changes to the conversion price of the Preferred Stock and its related warrants.

The following table sets forth the effect on the Debentures, Preferred Stock and the warrants associated with each as a result of the Company's not meeting one of the operational milestones, pursuant to the adjustment provisions contained in the agreements governing these securities:

	Conversion or Exercise Price ($)		Number of Shares of Viking Common Stock Issuable Upon Conversion/Exercise
Name of Security	Old	New	Old	New

Debentures	0.18	0.12	44,314,072	66,471,108

Warrants (associated with Debentures)	0.18	0.12	22,157,026	22,157,026

Preferred Stock	0.18	0.146	43,294,444	53,376,712

Warrants (associated with Preferred Stock)	0.18	0.12	22,222,222	33,333,333

Defaults.   We are in default under the terms of the Debentures.  We have not paid interest due on the Debentures for the quarter ended September 30, 2007 and have not met the registration requirements related to the Debentures.  We have not received notice of default from any holders of the debentures and are working with the holders on a recapitalization of the Company.  See Note 2.

Additional Information.

The Debentures were assessed under SFAS No. 133 and management determined that the conversion option represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS No. 133, the embedded conversion option of the Debenture was revalued each period end and the change in fair value was reflected as a gain (loss) for the period. The proceeds received on issuance of the February 2007 Debentures were first allocated to the fair value of the bifurcated conversion option and the fair value of the derivative liability resulting from the warrants issued in connection with these Debentures. The aggregate fair values of the embedded conversion option and the warrant derivative liability totaled $6,859,608. Of this total, $5,376,533 was recorded as a discount to the face amount the February 2007 Debentures and $1,483,075 was recorded as a loss on derivative liability.

The proceeds received from issuance of the July 2007 Debentures were also first allocated to the conversion option and also the related warrants issued in connection with such debentures.  The aggregate fair value of the conversion option and the warrants was $3,562,507, with $2,600,000 recorded as a discount to these Debentures and the $962,507 recorded as a loss on derivate liability.

The recorded discount is being accreted as interest expense using the effective interest method over the term of the Debentures.

The carrying value of the Debentures will accrete up to the face value over the life of the Debentures. The Company recorded accretion of $1,274,681 during the nine months ended September 30, 2007 related to the Debentures. The amount recorded on the balance sheet at September 30, 2007 has been calculated as follows:

Face value of the February 2007 Debentures	$5,376,533
Discount recorded related to valuation of conversion feature	(5,376,533)
Face value of the July 2007 Debentures	2,600,000
Discount recorded related to valuation of conversion feature	(2,600,000)
Accretion of discount	1,274,681
Carrying value at September 30, 2007	$1,274,681

10.          SERIES B CONVERTIBLE PREFERRED STOCK

In May 2006, our Board of Directors adopted a resolution designating a Series B preferred stock consisting of 8,000 shares. All 8,000 shares of Series B Preferred Stock (“Preferred Stock”) authorized have been issued. Each share of Preferred Stock, par value $0.001 per share, has a stated value of $1,000 per share (“Stated Value”).  In May 2006, the Company issued the Preferred Stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Preferred stock. Proceeds from the sale of the Preferred Stock consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

The Company applied the proceeds for general corporate purposes. The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of EITF Topic D-98: “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).

During the nine months ended September 30, 2007, the Company recorded preferred stock dividends of approximately $481,001 as an increase to the net loss available to common stockholders in the accompanying consolidated statement of operations. Dividends accrued and amounting to approximately $866,000 remain unpaid as of September 30, 2007.

The following table summarizes the change in carrying value of the Preferred Stock for the nine months ended September 30, 2007.

Carrying value at December 31, 2006	$8,391,014
Plus:
Accrued dividends	481,001
Less:
Conversion of shares to common stock	(207,000)
Dividend on converted preferred shares to common stock	(6,016)
Carrying value at September 30, 2007	$8,658,999

A summary of the material terms of the Preferred Stock is set forth below.

Conversion. The Preferred Stock is convertible into shares of common stock at an initial conversion price of $0.18 per share.   The conversion price decreased in October 2007 to $0.146 per shares.  See Note 9.

Dividends. The Preferred Stock has a dividend rate of 8% through May 22, 2009, increasing to 11% from May 23, 2009 through May 22, 2010, and 14% thereafter. The Company is in default with respect to its obligation to pay dividends on the Preferred Stock. We have accumulated unpaid preferred stock dividends at September 30, 2007 in the amount of $866,000. The Company has not had sufficient capital to pay such dividends in cash and the Company does not have a contractual right to pay the dividends in common stock. We continue to accrue approximately $161,000 in preferred dividends on a quarterly basis.

Registration Rights. In connection with the sale of the Preferred Stock, we agreed to register the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the related warrants.  Although a certain amount of such shares of common stock have been registered, we were unable to register the entire amount required to be registered as a result of the SEC's application of Rule 415. The failure to register all of the shares required to be registered constituted a default.  We entered into a Consent, Waiver and Amendment Agreement with the holders of the Preferred Stock pursuant to which the parties agreed as follows:

•
In exchange for the waiver by the Preferred Stock holders of the default with respect to the failure to register all of the shares of common stock required to be registered, we agreed to issue the Preferred Stock holders a total of 4,000,000 shares of common stock

•
The Preferred Stock holders consented to the issuance of the Debentures and agreed to waive certain breaches of the Preferred Stock financing documents, and we agreed to amend certain provisions of the Preferred Stock documents to modify the terms of the 22,222,222 warrants issued in connection with the Preferred Stock to reduce the exercise price from $0.35 to $0.18 and increase the contractual life from five years to seven years.

Liquidated damages in the amount $840,000 were accrued as of December 31, 2006 based on the estimated fair value of the four million shares of common stock issued by the Company in February 2007 pursuant to this Consent, Waiver and Amendment Agreement.

As discussed above, a registration statement covering certain of the shares of common stock required to be registered for resale by the holders of the Preferred Stock was declared effective on August 10, 2006.  As of May 11, 2007, the effectiveness of such registration statement lapsed.  As a result, on or about July 11, 2007, the Preferred Stock holders had the right to additional dividends and/or redemption in exchange for common stock, and are entitled to liquidated damages. We have accrued $589,178 at September 30, 2007 for such liquidated damages. We prepared and filed a post-effective amendment to the registration statement which was declared effective on September 28, 2007.

11.           DERIVATIVE LIABILITIES

Evaluation of criteria under EITF Issue 00-19, “Accounting for Derivative Instruments Indexed to and Potentially Settled in, a Company's own Stock,” resulted in the determination that the fair value of warrants to purchase common stock issued in connection with the Preferred Stock, and all other issued and outstanding warrants, should be classified as derivative liabilities. In accordance with EITF 00-19, warrants classified as derivative liabilities are marked to market value each reporting period with the corresponding non-cash gain or loss reflected in the current period. We estimate the value of the derivatives using the Black-Scholes option pricing model.  Utilization of this model requires use of assumptions including volatility and discount rates.  We use the historical volatility rates of our common stock and the risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the derivative. The expected volatility used ranges from 98% to 126%, the risk-free interest rate is 5%, and expected dividend yield of 0%.

The following table summarizes warrants to purchase common stock outstanding as of September 30, 2007:

	Shares	Range of Exercise Prices	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (in years)

Warrants outstanding December 31, 2006	31,694,444	$0.35 - 0.75	$0.25	4.56

Granted	22,157,026	0.18	0.18	6.41
Exercised	-	-	-	-
Cancelled	-	-	-	-

Warrants outstanding September 30, 2007	53,851,470	$0.18 - 0.75	$0.22	5.32

See Note 9 regarding changes to number of warrants and exercise prices effective October 2007 related to the Company not meeting certain operating milestones.

During the nine months ended September 30, 2007, we granted warrants to purchase a total of 22,157,026 shares of common stock to the purchasers of the Debentures.

In February 2007, we granted warrants to purchase a total of 22,222,222 shares of common stock to the purchasers of the Preferred Stock at an initial exercise price of $0.35, which was subsequently reduced to $0.18 in connection with the issuance of the Debentures in February 2007. The life of these warrants also increased from five years to seven years.

As discussed in Note 9, the Company recorded the embedded conversion option of the Debentures as a derivative liability. The aggregate fair value of the derivative liability for all warrants and the conversion option derivative liability on September 30, 2007 was $14,236,267.

The loss on derivative liability is comprised of the following:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Loss on derivative liability upon issuance of Debentures	$962,507	$2,445,582

Change in estimated valuation of derivative liability during the period	1,307,655	440,477

Total loss on derivative liability	$2,270,162	$2,886,059

12.           COMMON STOCK

 In January 2007, our stockholders approved an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000. In May 2007, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State to effect such change.

 13.         RELATED PARTY TRANSACTIONS

 During the nine months ended September 30, 2007, the following related party transactions occurred:

•
During  2007, we issued a $300,000 promissory note to Donald E. Tucker, at the time our  President, CEO and director, who was also a significant shareholder. The promissory note was subsequently converted into Debentures in February 2007.

•	During June 2007, we received $200,000 from Brian Miller, at the time a shareholder and director, as a deposit which was subsequently converted into Debentures in July 2007.

 During the nine months ended September 30, 2006, the following related party transactions occurred:

•	Converted a $450,000 related party note payable to Donald E. Tucker, at the time a significant shareholder and the Company's President and CEO, into 2,500,000 shares of common stock.

•	Had an unsecured note payable to Donald E. Tucker, at the time significant shareholder and the Company's President and CEO, in the amount of $200,000. This note was repaid on June 14, 2006.

•	Issued 87,500 warrants to purchase common stock at an exercise price of $0.35 per share to Donald E. Tucker, at the time a significant shareholder and the Company's President and CEO.

•
Cancelled 1,187,500 warrants to purchase common stock at an exercise price of $0.40 per share that were previously issued to Donald E. Tucker, at the time a significant shareholder and the Company's  President and CEO.

 14.          SUBSEQUENT EVENTS

 On November 19, the Company’s stockholders authorized the Company to implement a 1 for 50 reverse stock split in connection with the recapitalization discussed in Note 2 to these financials above.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto, and the other financial information included elsewhere in this Report. This Management's Discussion and Analysis or Plan of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

As described in this quarterly report (below and elsewhere) there have been material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company's Form 10-KSB for the year ended December 31, 2006. See “Risk Factors” in the Company's in the Management’s Discussion and Analysis Section of  Form 10-KSB for the year ended December 31, 2006 and the entire Item 2 of this Form 10-QSB for a detailed discussion.

Overview

The Company designs, manufactures, and markets FDA-cleared high performance laparoscopic vision systems. We manufacture advanced two dimensional (“2-D”) digital cameras that are sold through strategic partner and original equipment manufacture (“OEM”) programs. We also sell our 3Di Digital Vision System (the “3Di System”), an advanced three dimensional (“3-D”) vision system used by surgeons for complex minimally invasive surgery.

Use of Estimates and Critical Accounting Policies

This Management's Discussion and Analysis or Plan of Operation discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition, stock based compensation and derivative liabilities. Management bases its estimates and judgments on historical experience of the operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Financial Statements.

Inventory. Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. Viking reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Income Taxes. In determining the carrying value of Viking's net deferred tax assets, Viking must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, Viking may record a reduction in the valuation allowance, resulting in an income tax benefit in Viking's Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company's financial statements.

The Company is primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, the Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

Valuation of Derivative Liabilities. At each balance sheet date, the fair value of all warrants and other derivative liabilities are remeasured, and any changes in the fair value are recorded as a gain or loss on derivatives in the statement of operations. We estimate the value of the derivatives using the Black-Scholes option pricing model.  Utilization of this model requires use of assumptions including volatility and discount rates.  We use the historical volatility rates of our common stock and the risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the derivative.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor's Accounting or a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 during the first quarter of 2007 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any,  SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements ” (“SFAS NO. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended September 30, 2007 Compared to the Three and Nine Month Periods Ended September 30, 2006

Revenues. For the three months ended September 30, 2007, we had sales of $1,856,162 compared with sales of $1,514,591 for the three months ended September 30, 2006. This represents an increase of $341,571, or 23%. Sales to individual customers exceeding 10% or more of revenues in the three months ended September 30, 2007 were to four customers who accounted for 20%, 14%, 13%, and 10% of revenues, respectively. For the nine months ended September 30, 2007, we had sales of $6,630,751 compared with sales of $3,652,615 for the nine months ended September 30, 2006. This represents an increase of $2,977,410, or 82%. Sales to individual customers exceeding 10% or more of revenues in the nine months ended September 30, 2007 were to three customers who accounted for 21%, 19%, and 14% of revenues, respectively. The increase in sales for both the three and nine month periods ended September 30, 2007, as compared with the same periods in the prior year, was due to increased sales of the Company's 3-D vision systems and increased volume of cameras and related components sold to OEM customers.

Gross Profit. We had gross profit of $257,329, or 14% of total revenues, for the three months ended September 30, 2007 and gross profit of $502,037, or 33% of total revenues, for the three months ended September 30, 2006, representing a decrease of $244,708.  The decrease in gross profit and gross profit as a percentage of sales was due to higher concentration of sales of lower margin OEM products during the current quarter.

We had gross profit of $1,617,147, or 24% of total revenues, for the nine months ended September 30, 2007 and gross profit of $1,007,361 or 28% of total revenues, for the nine months ended September 30, 2006, representing an increase of $609,786. The increase in gross profit during in the first nine months of 2007 as compared with same period in 2006 was due to higher sales.

Selling and Marketing Expenses.  Selling and marketing expenses include costs for sales, marketing personnel, sales and marketing activities and tradeshow expenses. Selling and marketing expenses were $1,073,121 for the three months ended September 30, 2007 and $1,311,849 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, selling and marketing expenses were $3,641,921 compared with $3,321,458 for the nine months ended September 30, 2006. The reduction in selling and marketing expenses for the three month period ended September 30, 2007 over the same period last year was due to the reduction in a senior marketing position earlier in 2007 as well as having two less regional sales persons during the 2007 period.    The year to date increase in sales and marketing expenses was  due to a variety of factors including the addition of a director of OEM sales and increase sales efforts in that line of business, increased travel, depreciation on demonstration equipment and tradeshow expense associated with our efforts to develop market awareness and to build our former sales organization for our 3Di products. We expect that our quarterly selling and marketing expenses will substantially decrease as, in October 2007, we eliminated our direct sales force and certain marketing personnel related to our 3Di Systems.

Research and Development Expenses. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. Research and development expenses were $563,214 for the three months ended September 30, 2007 and $445,023 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 research and development expenses were $1,601,643 compared with $1,069,283 for the nine months ended September 30, 2006. The year-over-year increase is primarily due to hiring of additional engineering personnel to support new development projects, the development of the HD generation of the 3Di system, including the new Personal Head Display (“PHD”) which was launched in May 2007 and the development of our 2D HD OEM product

General and Administrative Expenses.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and general corporate matters. We had general and administrative expenses of $1,106,199 for the three months ended September 30, 2007 and $706,777 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses were $2,486,761 compared with $1,920,401 for the nine months ended September 30, 2006. The increase for both periods is primarily due to increased expense associated with personnel, information systems and legal.  For the quarter ended September 30, 2007, general and administrative expense included approximately $400,000 of costs associated with the unsuccessful acquisition of Tuebingen Scientific.

Other Income and Expenses. We had interest income of $12,316 and $31,147 for the three months ended September 30, 2007 and 2006, respectively, and $41,770 and $52,394 for the nine months ended September 30, 2007 and 2006, respectively. Interest income for 2006 was higher as a result of the higher cash balances in interest earning accounts.

Interest expense amounted to $257,315 for the three months ended September 30, 2007 compared with $118,126 for the three months ended September 30, 2006. Interest expense amounted to $670,230 for the nine months ended September 30, 2007 compared with $424,121 for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 is primarily related to the interest on the Debentures and fees for failure to register common shares related to the convertible notes that were converted to common May stock in 2006.

We had a $4,975,824 gain on the extinguishment of debt for the nine months ended September 30, 2006. We had no such income in the comparable period in 2007. The gain on extinguishment of debt resulted from the difference between the deemed reacquisition value of the convertible notes on the date conversion terms were modified in 2006 ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176).

We had non-cash amortization of debt discount of $700,741 for the three months ended September 30, 2007. We had no amortization of debt discount in the same period of 2006 as no debt securities were outstanding during that period.  Amortization of debt discount for the nine months ended September 30, 2007 totaled $1,306,227 compared with $8,480,878 of debt discount amortization and write-off for the same period in 2006. The amount for the nine months ended September 30, 2006 included $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes due to modification of their conversion terms.

We also had accrued liquidated damages in the amount $429,248 for the three months ended September 30, 2007. There were no such amounts for 2006. Those amounts related to the expense related to the failure to register the common shares underlying the Preferred Stock and the Debentures.

We also a non-cash loss on the valuation of our derivative liabilities in the amount of $2,270,162 for the three months ended September 30, 2007 and a non cash gain of $3,549,839 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we recognized a non-cash loss on derivative liability in the amounts of $2,886,059 and a non-cash gain of $1,937,229, respectively. The valuation of our derivative liabilities relates to the estimated value of outstanding derivative instruments (warrants and the conversion feature of the Debentures).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through September 30, 2007, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible debentures. As of September 30, 2007, we had cash and cash equivalents of $919,848. We incurred operating losses in 2007 and 2006, and at September 30, 2007, had an accumulated deficit of approximately $30,600,000.

Net cash used in operating activities was $6,825,238 and $5,523,993 during the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in operating activities during 2007 compared to 2006 was attributable primarily to a larger net loss in 2007 and cash consumed supporting increases in inventories related to the growth in the Company's business.

Net cash used in investing activities was $159,565 and $322,446 during the nine months ended September 30, 2007 and 2006, respectively. The higher level of cash used in investing activities in 2006 was attributable to purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts.

Cash provided by financing activities was $7,464,186 and $7,248,531 during the nine months ended September 30, 2007 and 2006, respectively. The cash provided by financing activities in the nine months ended September 30, 2007 was primarily from the $7,275,000 in proceeds received from issuance of the Debentures. The cash provided by financing activities in 2006 primarily consisted of $7,250,000 in net proceeds from issuance of the Preferred Stock.

Despite significant efforts to raise capital, the Company does not have sufficient capital to continue to operate its business as historically conducted.  In light of the Company's current financial position, in order to preserve existing capital and to facilitate ongoing efforts to raise additional capital, the Board of Directors has approved a revised strategic direction for the Company.

Going forward, the Company is focusing its operations on its Original Equipment Manufacturing (“OEM”) business and has significantly reduced its 3Di Vision Systems business, which will continue on a reduced basis through the Company's existing distributor network.

The Company believes that this revised strategic direction enables it to eliminate expenses, primarily associated with the 3Di Vision Systems business, that do not generate positive cash flow in the near term.  The Company has initiated several cost cutting measures aimed at eliminating expenses, including a significant reduction in force focused on the elimination of the Company's U.S. direct sales force and a reduction in related clinical and marketing expenses.    Despite reducing its expenses, the Company requires immediate funding in order to continue its reduced operations.  The Company is in discussions regarding funding with certain investors that have expressed support for the revised strategic direction and indicated preliminary interest in providing financial support.

The Company is in default under the terms of the debentures it issued in February and July 2007.  Consequently, the holders of these debentures may demand immediate repayment.  If such demand request was made, the Company would not have the financial resources to satisfy its outstanding obligations.  The Company is in discussions with the debenture holders regarding modifications to the terms of the debentures, but there can be no assurance that such efforts will be successful.
.
On November 13, 2007, the Company received approval, subject to execution of final documentation, from 100% of the holders of its Preferred Stock and the Debentures, of a plan to recapitalize the Company.  See “Note 2. LIQUIDITY, GOING CONCERN AND PROPOSED RECAPITALIZATION,” to the Company's financial statements included under Item 1 of this report for a detailed discussion regarding the proposed recapitalization plan.  The Company can provide no assurance that the proposed plan or any competing proposal will be adopted by the Company or that any other particular action will be taken by the Company.  Implementation of the proposed plan will be subject to a variety of items, including, but not limited to the Company's ability to obtain various approvals from third-parties and the Company's ability to successfully obtain final consents and approvals from holders of its common stock, Preferred Stock and Debentures.  If the Company cannot successfully implement the proposed plan, it will consider other options, including legal reorganization protection.

Off-Balance Sheet Arrangements. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to our investors.

Issuance of Debentures.  During the nine months ended September 30, 2007, Viking Systems issued a total of $7,976,533 of 8% convertible debentures. These Debentures mature February 23, 2009 or may be accelerated upon default by Viking Systems. We are required to pay interest on these Debentures at 8% per annum. The Debentures are secured by all of the assets of Viking Systems. The Debentures may, at the option of the Investors, be converted into shares of Viking Systems common stock.  The Company did not achieve certain operational milestones (described in the Debentures and related Warrants transaction documents).  As a result, effective October 2007, the conversion price was reduced from its original price of $.18 to $.12 per share (see Note 9 to the financial statements regarding this price adjustment).  The conversion price is also subject to other downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Debentures and other Transaction Documents. Other terms and conditions of the Debentures are described in Note 9 to the financial statements included in this form 10-QSB.

As additional consideration for the Investors purchasing the Debentures, Viking Systems issued approximately 22.2 million warrants to purchase shares of Viking Systems common stock at the price of $0.18 per share. The exercise price of these warrants was also reduced to $.12 per share due to failure to meet an operational milestone.  The exercise price is also subject to other downward adjustment, upon certain conditions pursuant to the terms of Security Purchase Agreement, the Warrant and other Transaction Documents.

Viking Systems has agreed to register with the Securities and Exchange Commission, the shares of common stock that are issuable upon the conversion of the Debentures and the shares of common stock that underlie the Warrants. Viking Systems will pay all expenses and cost of registration except for commissions. In the event the securities underlying the debentures and warrants are not registered by the dates agreed to in the transaction documents, Viking Systems will be required to pay liquidated damages to the Holders. Such liquidated damages amount to 2% per month but will not exceed 18% of the face amount of the Debentures. Viking Systems has not filed a registration statement relating to the shares underlying the Debentures and warrants we issued in February 2007, which constitutes a default by Viking Systems of the terms and conditions of the Debenture transaction documents.

On July 19, 2007, Viking Systems and the Debenture holders at that time entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Investors a total of 2,389,570 shares of Viking common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the debentures through June 30, 2007. These shares were issued by Viking in July 2007.  The parties to the Consent, Waiver and Amendment Agreement also agreed to amend the registration obligations for the debentures issued in February 2007.  This deferred the registration obligation until 30 days after the date on which the Company receives a registration demand from investors holding a majority of the debentures issued in February.  No such demand has been received from the Company. The registration rights of the debentures issued in July 2007 were not amended and as a result, the Company is accruing liquidated damages on the $2.6 million of debentures issued in July.

Obligation to Pay Interest on Our Convertible Debentures. We have accrued unpaid interest on the  Debentures in the amount of $142,775 at September 30, 2007. In July 2007, the Debenture holders agreed to receive an interest payment of $107,531 for the quarter ended June 30, 2007 in the form of Company's common stock at $0.18 per share totaling 597,394 shares.

Obligations to Pay Dividends on Our Preferred Stock. The Company is in default with respect to its obligation to pay dividends on the Series B Preferred Stock. We have accumulated unpaid preferred stock dividends at September 30, 2007 in the amount of $866,000. The Company has not had sufficient capital to pay such dividends in cash. Although the Company does not have a contractual right to pay the dividends in common stock, we intend to discuss with our preferred shareholders paying the accrued dividends and future dividends in stock. There can be no assurance that the preferred stockholders will allow dividends to be paid with shares rather than cash and if this were to occur, Viking may not have the cash necessary to pay such dividends. We continue to accrue approximately $156,000 in preferred dividends on a quarterly basis or until the preferred stock is converted into common stock.

Potential Impact from Defaults. The Transaction Documents relating to both the Preferred Stock Transaction and the  Debenture Transaction are complex, subject us to numerous requirements and provide the investors with numerous rights, including, but not limited to, liquidated damages rights, default rights, rights to accelerate required payments and required repurchase rights. We have been in default in certain provisions of the Transaction Documents for both transactions. Some of these defaults were related to our obligations to register underlying securities. We have received some waiver of some of the defaults in the past, but there can be no assurance that we have received waivers for all of such defaults or that we will receive waivers for any future defaults. If the investors in the Preferred Stock transaction and the Debenture transaction were to declare a default and demand repayment or exercise other rights, there can be no assurance that we would be able to continue with our business operations. In such event, our shareholders would likely suffer a complete loss of their investment.

Failure to Achieve and Maintain Effective Internal Controls. Pursuant to current rules related to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, we will need to engage in and complete a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan. Due to the financial condition of the Company and its limited financial and human resources, the Company may not be able to complete the evaluation of internal controls for the fiscal year ending December 31, 2007 during the year.  The implications of not being able to complete such evaluation in a timely manner have not been made clear by the SEC or other regulatory bodies.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls,  are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we are unable to comply with Section 404 requirements on a timely basis, or if we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 3:                      CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  We maintain such disclosure controls and procedures.

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level discussed above. They have concluded that there are deficiencies in our controls.  We are reviewing our disclosure controls and procedures and our internal controls over financial reporting and attempting to implement changes to our controls and procedures to improve their effectiveness. These changes are expected to include hiring of additional finance and accounting personnel, enhancements to improve our internal review process, improved communication among those responsible for financial accounting and disclosure and more formalized processes and procedures.  Lack of sufficient capital has adversely impacted our ability to improve our controls and procedures.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2007, we issued an aggregate of 2,800,758 shares of our common stock in an unregistered transaction. Approximately 211,188 shares were issued in connection with the conversion of convertible Series B preferred stock and certain accrued dividends into shares of our common stock at the price of $.18 per share. We also issued 2,389,570 shares in July 2007 at the price of $.18 per share to our debenture holders for payment of the July 1, 2007 quarterly interest payment and as liquidated damages for not timely registering the underlying shares in connection with debentures.  We also issued 200,000 common at the exercise price of $0.02 per share in connection with the exercise on stock options to a former director.  Such shares of common stock and Series B Preferred Stock were not registered and were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company is in default under the terms of the debentures it issued in February and July 2007 for failure to pay interest and failure to register the shares of common stock issuable upon conversion of the debentures.  For more information, see “Note 9. Convertible Notes Payable” to our financial statements included in “Item 1. Financial Statements” of Part 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 19, 2007	VIKING SYSTEMS, INC. By /s/ John Kennedy Principal Executive Officer, President By /s/ Robert Mathews Chief Financial Officer