Form 10KSB
period 2007-12-31
VIKING SYSTEMS INC
filed 2008-03-31
CIK 1065754

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49636

VIKING SYSTEMS, INC.
(Name of Small Business Issuer as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

134 Flanders Road,
Westborough, MA, 01581
(Address of principal executive offices)

Issuer’s telephone number, including area code: (508) 366-3668

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
$.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $8,466,203.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of March 23, 2008, there were 42,556,610 shares of the Issuer's common stock issued and outstanding of which 26,957,536 were held by affiliates. The aggregate market value of the 26,957,536 shares of voting common stock held by non-affiliates of the Issuer based on the closing price on March 23, 2008 was $8,087,261.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Viking Systems, Inc. (the  “Company” or “ Viking”) is a leading worldwide developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  Viking partners with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally invasive surgical procedures, which reduce patient trauma and recovery time.

 We manufacture two dimensional (“2D”) digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer (“ODM”) programs  and Original Equipment Manufacturer (“OEM”) programs.

We sell our proprietary visualization system, 3Di Vision System (the “3Di System”)  under the Viking brand to hospitals and outpatient surgical centers through a network of independent sales representatives in the United States and outside the United States through our distributor network.  We also sell our CardioCam product  through these channels.  Our 3Di System is an advanced three dimensional (“3D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.   CardioCam is a unique product designed to provide a stable, high resolution video stream of the open field in cardiac surgery or other procedures.

  Our technology and know-how center on our core technical competencies in optics, digital imaging, sensors, and image management. Viking’s focus is to deliver advanced integrated information, visualization and control solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

As of December 31, 2007, we believe more than 100 proprietary visualization systems were in service worldwide.  Moreover, we have sold more than 1300 2D digital cameras to ODM/OEM partners, including Boston Scientific Corporation (“Boston Scientific”) and Medtronic, Inc. (“Medtronic”).   Our ODM products are jointly designed with our partners to meet their exact specifications for their particular market.

The base price of our products range from $20,000 to $150,000 for Viking branded products and from $100 to $15,000 for products targeted for the OEM market.

HISTORY

We commenced our current business operations in April 2004, when we acquired a proprietary 2D and 3D surgical visualization business (the “Visualization Assets”) and a digital platform for surgical information delivery (Infomatix™) from Vista Medical Technologies, Inc. (“Vista”).

Effective July 25, 2006, we changed our domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Our Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws we had as a Nevada Corporation.

Since the acquisition of the assets from Vista, we have taken many actions to commercialize the technology, including the following:

•	Completed the development of the 3Di System, which was launched at the American College of Surgeons Clinical Congress in October 2004;

•	Rebranded the visualization technology product developed from the Visualization Assets:

•	Established a distribution network for the 3Di systems;

•
Demonstrated the clinical acceptance of the 3Di System in hundreds of urology, gynecology, and general surgery procedures, including many complex minimally invasive surgical procedures, such as laparoscopic radical prostatectomy (“LRP”), laparoscopic bariatric surgery, laparoscopic pyeloplasty, laparoscopic pelvic floor reconstruction and laparoscopic hysterectomy;

•
In 2006, demonstrated the effective use of the 3Di system with integrated images from compatible surgical devices, including real-time ultrasound, fluoroscopy, surgical navigation, ablation, immunoscintography and other diagnostic information;

•	Added significant ODM/OEM partners such as, Biomet and Boston Scientific;

•
Launched a 3 dimensional display product configuration compatible with the Intuitive Surgical da Vinci robotic system enabling the tableside assistant the same 3 dimensional view as the primary surgeon;

•	Launched a high definition endoscopic video system in December of 2007 for the ODM/OEM marketplace; and

•	Launched CardioCam, a 2D, 7 millimeter tubular camera, at the Society of Thoracic Surgeons annual meeting in January 2008.

PRODUCT AND TECHNOLOGY OVERVIEW

Viking’s two primary product lines are the 3Di Systems sold through independent sales representatives and our distributor network to hospitals and out-patient surgical centers and a line of 2D digital cameras and components sold to our ODM/OEM partners.

Viking 3Di Vision System

Successful surgeries and positive patient outcomes are critically dependent on the surgical team having both the correct surgical skills and the most conducive surgical environment. Viking’s 3Di System is designed to deliver three key benefits that aid in creating the environment a surgical team needs for success:

•	Depth Perception - Natural 3D vision is presented using advanced stereo optics with high-resolution to provide three dimensional depth perception;

•
Ergonomics - The Personal Head Display (PHD) provides the surgical team with freedom of movement and natural line of sight, freeing them from the uncomfortable posture required to constantly view a remotely-positioned monitor.  These ergonomic features reduce fatigue and help to optimize surgical performance.

•
Infomatix™ - Information can be delivered through the proprietary Infomatix™ capabilities that enable on-demand presentation of critical information directly to the surgical team’s field of view through voice activated technology.

There are five key technology components that make up the 3Di System:

•
Camera - The 3Di digital camera incorporates dual 3-Chip charge-coupled devices (CCDs) into a lightweight and ergonomic camera head featuring two convenient accessory control buttons. The camera utilizes a proprietary optical system allowing 360° scope rotation while maintaining proper image orientation which delivers a high resolution image to each eye as viewed through the PHD. This results in clear 3D vision of the most critical anatomical structures. The 3-Chip (red, green and blue) stereo camera system is made up of two components including a camera control unit and a camera head.

•
Endosite Controller - The Endosite controller is the data hub of the 3Di System. With the capability to support up to two video sources (stereo or mono), the Endosite converts any video signal to a digital XGA format and delivers real-time clinical images to the surgical team wearing PHDs. A user-independent voice controlled module on the surgeon’s PHD directs Viking’s Infomatix™ technology, which provides integrated information capabilities, including on-demand presentation of critical images and clinical data to the surgical team’s visual field. This capability is extended to the control of the 3Di Video Recorder for the capture of both image and video records of the surgery for insurance, training and patient medical records.

•
Personal Head Display - The PHD is a comfortable and lightweight 3D personal monitor which serves to improve operating room ergonomics and provide stereo visualization. The technological advances of the liquid crystal displays (LCDs) are analogous to 3-Chip camera technology. The three-panel PHD allows true 3D visualization by employing three individual LCDs for each eye to display red, green and blue, resulting in vast improvements in image contrast and brightness with superior color reproduction.

•
Illumination - Viking’s 300-watt Xenon light source provides brilliant light to any minimally invasive procedure providing uncompromising illumination for proper tissue distinction. Additional features include extended-use lamp life of 500 hours, an easy access lamp module and built-in safety features.

•
StereoScopes - StereoScopes in the 3Di System provide the advantage of a proprietary optical path to transfer optimal image resolution and illumination. Available in 10mm diameter, 0° and 30° angle of view configurations, StereoScopes deliver a wide angle, fixed focal length scope to fit a large range of procedures.

Visualization Solutions for OEM Customers

Viking is also the strategic visualization supplier of 2D digital cameras and components for several procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc. (“B. Braun”), Biomet, Inc. and Richard Wolf Medical Instruments Corporation (“Richard Wolf”). As the procedural business of our customers continues to shift to minimally invasive techniques, Viking intends to introduce new products, services and capabilities to respond to this important business segment. Viking is committed to the growth of its OEM business and believes its engineering capabilities and advanced technologies make it an ideal partner of choice for companies operating in this sector.

BUSINESS AND COMPETITIVE ADVANTAGES

FDA-Cleared, Advanced and Affordable 3D Surgical Visualization Technology.

Viking believes its technology is at the forefront of advanced 3D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries rapidly gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons seek tools and techniques that make procedures faster and easier. Viking believes that there are currently no comparable FDA-cleared 3D visualization systems on the market. Although the robotic technologies provided by companies such as Intuitive Surgical, Inc. (“Intuitive Surgical”), with its proprietary da Vinci system, incorporate 3D vision capabilities into their systems, Viking’s products are not in direct competition with these products. Rather, Viking’s strategy is to offer standalone 3D vision capability at a base price of $100,000 to $150,000.

Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

The 3Di System provides the surgical team significant clinical and workflow benefits not currently available from 2D visualization systems. Viking’s solution provides the benefits of natural 3D vision by providing depth perception cues and a sense of spatial relativity. The image is not a computer model or digital rendering; it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the PHD provides a field of view that is more immersive than traditional  two dimensional views and is in alignment with the surgeon’s orientation to his or her instruments. The ergonomic benefits help to reduce surgeon fatigue and strain associated with traditional 2D systems that require a physician to constantly view a remotely positioned monitor and compromise his or her posture.

InfomatixTM is also a proprietary future platform for the 3Di System, which when completed, we anticipate will provide the surgical team with additional information to enhance its ability to perform. We anticipate information will be available on command through a voice-activated technology that will enable viewing of secondary video and existing diagnostic information without leaving the patient. We anticipate that, upon completion, the system will be able to be configured to access clinical images from pre-surgical files and secondary video in a picture-in-picture format.  Due to limited resources, we have put the development of Informatix on hold, and we can provide no assurance as to when, or if, Informatix will be completed.

Practical Benefits of the 3Di System Expand the Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3D visualization technology provide us with attractive market opportunities. The 3Di System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market or procedures available for use by these systems. Moreover, in addition to Viking’s current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

•	Functional Endoscopic Sinus Surgery
•	Cardiothoracic surgery
•	Neuro Endoscopy
•	Pediatric Endoscopy
•	Minimally invasive spine surgery

CardioCam Provides Product for Cardiac Market

The CardioCam is a unique product targeted for the cardiac market.  It is designed to provide a stable, high resolution video stream of the open field in cardiac surgery or other procedures. As incisions in cardiac surgery become smaller and smaller, it is increasingly difficult for cardiac surgeons to document procedures by conventional means including head-mounted or overhead cameras. The CardioCam is designed to be positioned unobtrusively in the sterile field to capture the entire procedure for archiving or for displaying in the operating suite, where it is accessible to the entire team.

ODM/OEM Business Provides Recurring Revenues

The ODM/OEM business has provided us with a recurring source of revenue and has grown significantly. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Boston Scientific, Medtronic and Biomet, Inc. We have sold over four thousand 2D digital cameras, accessories and unique visualization solutions to our ODM/OEM partners, and in 2006 and 2007 ODM/OEM sales accounted for approximately $3,800,000 and $5,500,000 in revenue, respectively.

MARKET OPPORTUNITY

The primary market for our products is complex, minimally invasive surgery (“MIS”) that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe that the key growth drivers in MIS include the following:

•	Improved patient outcomes;
•	Economic benefits associated with shorter hospital stays;
•	Proactive and informed patients will continue to seek out minimally invasive surgeries;
•	Patients will make restorative health care choices to maintain a healthy lifestyle; and
•	With improved technologies, especially articulating instruments and downsized instruments, more procedures will continue to be adapted to MIS techniques.

We believe that the clinical benefits and broad potential application of 3D visualization technology provide Viking with an attractive, potentially high growth market. The 3Di System combines the visual benefits with the opportunity for rapid recovery associated with minimally invasive techniques. The technology itself is believed to be a driver of the expanding procedural applications.

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF 3Di SYSTEM

Although competition exists for aspects of our visualization product line, we believe that no single company offers a complete and independent 3D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, we are not aware of any other true 3D PHD  that has been cleared for marketing in surgical applications by the FDA.

Viking’s competition comes from 2D vision systems where the prices per system range from $20,000 to $80,000 and represent the low or standard end of the market. The worldwide medical market for standard 2D vision systems is approximately thirty thousand units per year.  Karl Storz GmbH, Stryker Corporation, Olympus, Inc., Conmed Corporation and Smith & Nephew PLC are key competitors supplying 2D units.

A separate high end segment of the visualization technology market is fully immersive 3D-vision-enabled robotics, in particular Intuitive Surgical’s daVinci System, which generally sells for up to $1,500,000 per system and requires disposables that cost the hospital up to an estimated $1,500 to $3,000 per procedure.  We do not compete in this segment.

Viking’s 3Di solution provides a higher level of technical sophistication than 2D for MIS procedures, without the high cost and technical complexity of a robotic solution. We estimate the opportunity for our 3D technology to be 1400 systems per year, assuming 5% penetration. Currently, this represents a market opportunity of approximately $100 million annually.

Viking’s 3Di System is positioned against other 2D systems with the added benefits of depth perception, ergonomics and, eventually, Infomatix™. In hospital accounts that have purchased a robotic daVinci system, we market the 3Di System as a complementary product by positioning it as an innovative and affordable improvement for operating technique and patient care.

3Di MARKET AND BUSINESS DEVELOPMENT PLAN

Within the limits of our current cash flow, the elements of our market development plan include:

•	Increasing the size of Viking’s sales and marketing organization in both domestic and international markets;
•	Executing a strategy to develop the awareness and clinical evidence to drive adoption in the targeted market segments; and
•	Identifying companion technologies and technological enhancements to facilitate the use of our technology.

SALES AND MARKETING

Viking’s global sales and marketing effort is designed to drive adoption and to develop a premium Viking branded image for our products. Viking is focused on implementing a multi-tiered sales initiative, developing the market segments of interest and building relationships with key opinion leaders and academic centers.

In the fourth quarter of 2007, we focused our sales within our financial resources.  Our direct sales force in the United States was eliminated to conserve cash.  In the United States, we are developing a network of independent representatives managed by a long-service senior sales executive.  This group develops customer contacts, demonstrates equipment and follows up on sales made by Viking to assure customer satisfaction.  These efforts are supported by technical resources from our Westborough, MA headquarters manufacturing facility.

Outside the U.S., we have agreements with distributors in Europe, Asia, The Middle East, Australia and Canada.  These sales are supported by a senior sales executive based in the United States, a clinical specialist located in the United Kingdom, and our Westborough, MA personnel.

Although these activities have been significantly scaled down, our marketing strategy includes exposure through trade shows, encouraging clinical studies and publications, and working with prominent academic healthcare institutions on new product development opportunities. Viking’s marketing objective is to create premium brand recognition for our solutions, which will support growth of 3Di system placements.

To date, we have experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

•
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3D depth perception to safely and precisely navigate the anatomy of a patient;

•	Urological surgeons are influential in purchasing decisions;
•	The 3Di System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
•	Procedures in urology are well defined and Viking believes it can address the visualization requirements for most urological procedures.

OEM MARKET DEVELOPMENT

The trend of converting open surgical procedures to minimally invasive techniques is anticipated to continue to grow at a double digit rate for the foreseeable future. The common element of minimally invasive techniques is that the surgeon must rely on a means other than direct visualization to operate effectively. We believe Viking is uniquely positioned to provide a broad range of direct visualization solutions to the OEM marketplace. We believe we will be able to leverage our long-standing customer relationships and build our customer list by adding  stable, brand name companies as well as emerging companies developing novel techniques to our customer list further enabling the conversion to minimally invasive techniques with all types of visualization solutions.

OPERATIONS

Our product development, production and engineering functions are managed in our Westborough, Massachusetts headquarters facility by Jed Kennedy, President and COO, who oversees a staff of 20 full-time employees, one part-time employee and a part-time consultant. These personnel provide Viking production capability, product development, quality assurance, regulatory affairs management and technical sales support.

 Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixtures, test equipment and hand tools. Viking outsources all fabrication operations. There is currently floor space capacity to build and ship planned OEM shipments, as well a build over 200 3Di systems per year. Additional skilled labor is readily available in the local market as production volume increases.

Viking utilizes sole source component technology from Matsushita Electric Industrial Co., Ltd. (Panasonic), Toshiba Teli Corporation, Ltd. and Creative Display Systems, LLC. Viking maintains a good relationship with all three suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that Viking is able to make the necessary final orders and/or design modifications to support the replacement technology.

All development projects are performed in compliance with FDA guidelines and the Medical Device Directive, the regulatory requirements of the European Union for medical devices. Viking’s policies and procedures have been audited and found to be compliant by the regulatory agencies for both the United States  and Europe. All products have been tested and approved to safety standards established by the International Electrotechnical Commission, by Intertek ETL, a nationally recognized testing laboratory in the United States.

With the planned upgrade of our enterprise planning software and information technology infrastructure, the current systems and facilities will accommodate the growth projected for the next several years. Our Westborough facility is ISO 13485 certified and FDA compliant.

PRODUCT DEVELOPMENT

Viking’s product development priorities include supporting the development phase of new OEM customer programs, supporting the clinical expansion process, upgrading and enhancing Viking’s core platform products, and developing new products to expand the product line. Viking is dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3D. The following initiatives are most important to our product development roadmap.

For the OEM market, we are developing improved 2D HD (high definition) products to enhance image quality.  We are also doing development work under an engineering services contract that we anticipate will provide about $500,000 of development revenue, primarily in 2008, and which has the potential to develop into a multi-year supply agreement.  No assurance can be made that we will enter into a supply agreement as a result of this engineering contract.

In 2007 we developed our first disposable product for a startup company that is addressing the atrial fibrillation market.  Although there can be no assurances, we believe the first production order will call for initial deliveries in the third quarter of 2008.

In the “Viking” brand product line, we have the following initiatives:

We will focus on enhancing and optimizing the 3Di system and the CardioCam system already in the market.  We also intend to evaluate the technologies available and develop the pathway for our next generation system.  While we improve visualization, we intend also to explore providing a complete advanced minimally invasive surgical solution rather than a visualization only system.

Infomatix™ . We have put on hold the development of the next generation of Infomatix™ which will enable the system to not only display live imagery from video sources but will also include the ability to interface effectively with image guidance, various forms of patient monitoring equipment and allow the surgeon to view pre-staged surgical images intraoperatively. This effort will also include expanded digital video and image recording capability and interfaces to hospital administration systems moving to electronic medical records. We intend to revisit this project when resources permit.

INTELLECTUAL PROPERTY

Viking’s technology base was built through internal research and development and by license and acquisition. Viking holds fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

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

Viking’s regulatory function is managed by Jed Kennedy and supported by a regulatory affairs consultant with over 15 years of experience in the medical device industry. The consultant also acts as our management representative as required by the Medical Device Directive. Additionally, there are three full-time employees performing quality control functions. Also,  to comply with quality requirements, Viking relies on its suppliers’ quality systems and ISO registrations as well as historical data to support Viking’s material acceptance.

The following criteria are used to prioritize and guide the decision making process in Viking’s Quality organization:

•	Patient and user safety;

•	Comply with all applicable U.S. and international standards for medical device manufacture;

•	Highest quality product based on the product specification; and

•	On-time delivery.

Viking’s Westborough, MA facility was the subject of a routine surveillance audit by the FDA in February 2003. No adverse findings were noted. To ensure our compliance with ISO standards, “Notified Body” inspections of our facility occur annually.  Our last Notified Body review was in June 2007 and resulted in a recommendation that we maintain our certification.

Governmental Regulation: Medical Devices

Our business plan calls for us to engage in the business of marketing medical devices. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States.  Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by certain state agencies.  Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution.  In addition, certain material changes or modifications to, and changes in the intended use of, medical devices also are subject to FDA review and clearance or approval.  The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.  Non-compliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

Device Classes. In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.  Our current products are classified as Class II devices.

Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to “good manufacturing practice” standards.  Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines.  Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness.  Examples of Class III products include life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices.  Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA clearance prior to marketing and distribution.  The FDA also has the authority to require clinical testing of Class I and Class II devices.  A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.  A pre-market approval application typically takes several years to be approved by the FDA.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease one facility incorporating approximately 17,850 square feet in Westborough, Massachusetts.  This facility houses our corporate headquarters, manufacturing and research and development.  The lease expires on September 30, 2010.  Under this lease we are committed to make payments totaling approximately $246,000, $246,000 and $184,000 in 2008, 2009 and 2010, respectively. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 2007, stockholders representing a majority of the shares of common stock eligible to vote executed a written consent approving a 1 for 50 reverse stock split of our common stock.  715,672 shares of common stock (adjusted retroactively for the reverse split), or approximately 51.2%, were voted in favor of authorization of the reverse stock split.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During 2006 and 2007 our common stock was quoted on the OTC “Bulletin Board” under the symbol “VKSY.OB”. Effective January 7, 2008, in connection with a 1 for 50 reverse stock split, the symbol was changed to “VKNG.OB”.  During the last three years, there has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.  Prices are adjusted for the January 2008 1 for 50 reverse stock split.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2006

First Quarter	$25.50	$15.00
Second Quarter	$27.50	$12.50
Third Quarter	$25.00	$12.50
Fourth Quarter	$15.00	$ 3.50

Fiscal Year Ended December 31, 2007

First Quarter	$15.50	$9.50
Second Quarter	$11.50	$8.00
Third Quarter	$11.50	$8.00
Fourth Quarter	$10.50	$0.25

Fiscal Year Ending December 31, 2008

First Quarter	$0.80	$0.25
Through March 23, 2008

Shares Issued in Unregistered Transactions

We issued shares of our common stock in unregistered transactions during the last three fiscal years. All of the following shares of common stock were issued in unregistered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows (all common share and related price data are adjusted for the January 2008 1 for 50 reverse stock split) :

In May 2005, we issued 375 shares of our common stock, at $10.00 per share, to our non-employee directors, as compensation.

In August 2005, we issued 4,000 shares of our common stock to a company as part of our agreement with them to be our investor relations firm.

In August 2005, we issued an additional 400 shares of our common stock to another company as part of our investor relations agreement.

In March 2005, we issued 25,833 shares of our common stock at $20.00 per share, to Donald Tucker (former chairman and CEO) as he converted a Convertible Secured Note Payable of $500,000 and interest in the amount of $16,660

In August 2005, we issued 50,000 shares of our common stock, at $10.00 per share, to Donald Tucker (former chairman and  CEO) as he converted a Convertible Secured Note Payable of $500,000.

In May 2006, we issued 527,777 shares at $9.00 per share of our common stock to convertible note holders who converted $4,750,000 in convertible notes.

In February 2007, we issued 80,000 common shares to our Series B preferred stock holders in conjunction with a waiver, consent and amendment agreement.

In several transactions during 2007, we issued 24,591 shares of common stock in connection with the conversion of 211 shares of our Series B Preferred stock plus accrued but unpaid dividends on the stock that was converted.

In July 2007, we issued 47,790 shares of common stock as payment for interest and liquidated damages on our convertible debt.

In October 2007, we issued 5,000 shares to a firm as partial compensation for public and investor relations services.

Holders

As of March 23, 2008, there were 42,556,610 shares of common stock outstanding and approximately 125 stockholders of record of common stock.

Dividends

We had accumulated and unpaid preferred stock dividends at December 31, 2007 in the amount of $1,025,241.  These accumulated and unpaid dividends were extinguished in connection with our recapitalization completed in January 2008.

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

Information with respect to shares of our common stock that may be issued under our equity compensation plans is set forth in  separate section of this report commencing on Page 52.

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

Our Bylaws also provide that the Board of Directors may also authorize us to indemnify our employees or agents, and to advance the reasonable expenses of such persons, to the same extent, following the same determinations, and upon the same conditions as are required for the indemnification of, and advancement of, expenses to our directors and officers. As of the date of this filing, the Board of Directors has not extended indemnification rights to persons other than directors and officers.

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

Our transfer agent is Fidelity Transfer Company, 8915 South 700 East, Suite 102, Sandy Utah 84070. Their telephone number is (801) 562-1300.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-KSB Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of Viking’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

Viking is a leading worldwide developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally invasive surgical procedures, which reduce patient trauma and recovery time.

We manufacture two dimensional (“2D”) digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer (“ODM”) programs and Original Equipment Manufacturer (“OEM”) programs.

We sell our  proprietary visualization system, (3Di Vision System) under the Viking brand to hospitals and outpatient surgical centers through a network of independent sales representatives in the United States and outside the United States through our distributor network.  We also sell our CardioCam product through these channels.

Liquidity and Capital Resources

Recapitalization

On January 4, 2008 the Company completed execution of a Recapitalization Plan (the “Recapitalization Plan”).  This Recapitalization Plan was developed during the fourth quarter of 2007. In November 2007 Viking received approval, subject to finalization of certain terms and execution of final documentation, from 100% of the holders of its Series B Variable Dividend Convertible Preferred Stock (the “Preferred Stock”) and Viking’s 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of between $2.5 and $3.0 million in the common stock of Viking  (the “New Investment”) and a redistribution of Viking’s common stock among the current holders of Viking’s common stock, Preferred Stock, Debentures and the investors providing the New Investment.

In consummating the Recapitalization Plan, the redistribution of Viking’s capital was accomplished on January 4, 2008 through the following: (i) a 1:50 “reverse split” of Viking’s common stock, (ii) entry of Viking into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective Viking securities (including warrants that were issued in connection with the Preferred Stock and the Debentues) for shares of Viking’s common stock and warrants which may be exercised for common stock; and (iii) entry of Viking into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of Viking’s common stock and warrants which may be exercised for shares of Viking’s common stock.   As part of the recapitalization Viking executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share, or aggregate consideration of $2,600,000, of which Viking received net proceeds of $2,600,000.

In October 2007, Viking’s board of directors  approved a revised strategic direction for Viking.  This strategy includes focus on Viking’s Original Development Manufacturing (“ODM”)/Original Equipment Manufacturing (“OEM”) business and significantly reducing the expenses associated with our 3Di Vision Systems business with such business continuing on a reduced basis through Viking’s independent sales representatives and our existing distributor network.

Viking believes that this revised strategic direction enables it to eliminate expenses, primarily associated with the 3Di Vision Systems business, that are not expected to contribute to positive cash flow in the near term.  Viking has initiated several cost cutting measures aimed at eliminating expenses, including a significant reduction in force including the elimination of Viking’s U.S. direct sales force and a reduction in related clinical and marketing expenses.  Due to the recapitalization and the revised business strategy, Viking believes it now has the financial structure to operate the company and execute its business plan for 2008.  Viking may need additional capital to pursue future growth opportunities.

We financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2007, we have raised net proceeds of $8,150,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible debentures. As of December 31, 2007, we had cash of $317,098.

Net cash used in operating activities was $6,792,845 and $6,275,842 during the years ended December 31, 2007 and 2006, respectively. The increase in net cash used in operating activities during 2007 compared with 2006 was attributable primarily to a larger operating loss in 2007 and cash consumed in increasing our inventories in response to the growth in Viking's business.

Net cash used in investing activities was $737,796 and $911,067 during the years ended December 31, 2007 and 2006, respectively. The lower level of cash used in investing activities in 2007 was primarily attributable to higher purchases of demonstration equipment of our 3Di product line in support of our sales and marketing efforts during 2006.

Net cash provided by financing activities was $7,407,274 and $7,192,871 during the years ended December 31, 2007 and 2006, respectively. The net cash provided by financing activities in 2007 was primarily from the $7,275,000 in proceeds received from issuance of the Debentures. The net cash provided by financing activities in 2006 primarily consisted of $7,250,000 in net proceeds from issuance of the Preferred Stock.

In March of 2006, Viking issued a $200,000 note payable to our then President and CEO, who was also a significant shareholder, and in April 2006 we received $250,000 from the issuance of a short term convertible note payable. These loans were obtained for the purpose of bridging our cash position until our issuance of the Preferred Stock in May 2006.

In May, 2006 Viking issued 8,000 shares of Preferred Stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which are recorded as a discount to the carrying value of the Preferred Stock. Proceeds from the sale of Preferred Stock consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.

During December 2006, we issued a $350,000 promissory note to one of our investors and in January 2007, we issued a $300,000 promissory note to our then CEO who was also a significant shareholder and Director. The promissory notes were converted into the Debentures issued in February 2007, as described below.

In February 2007, we issued $5,376,533 of the Debentures to 13 purchasers.  Viking issued an additional $2,600,000 in Debentures in July 2007 to 4 purchasers with substantially the same terms as the February 2007 Debentures.

Increases in expenses or delays in product development or failure to achieve our sales projections may adversely impact our cash position and may require us to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Results of Operations

Sales.  Viking had product sales from operations of approximately $8,466,000 for the year ended December 31, 2007 and of approximately $5,617,000 for the year ended December 31, 2006, representing an increase of approximately 51%. The increase in revenues during 2007 was due to increased sales in both 3Di and OEM products and service. Systems related sales increased approximately $1,159,000 and OEM related sales increased approximately $1,690,000. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2007 were to four customers who accounted for 20%, 14% 11% and 10% of revenues, respectively.

Gross Profit. Gross profit was approximately $1,867,000 or 22% for the year ended December 31, 2007 and approximately $1,705,000 or 30% for the year ended December 31, 2006, representing an increase of approximately $162,000. The increase in the 2007 gross profit was due to higher sales.  The decrease in gross margin percentage as compared with 2006 was due to a sales mix during 2007 of lower margin products.

Operating Expenses.  We incurred operating expenses of approximately $9,401,000 for the year ended December 31, 2007 and approximately $8,542,000 for the year ended December 31, 2006, representing an increase of approximately $859,000. During the first nine months of 2007, operating expenses increased approximately $1,419,000 as compared with the first nine months of 2006.  During the fourth quarter of 2007, we implemented cost reductions thereby decreasing the full year 2007 operating expense increase to $859,000. The full year increase in operating expenses primarily relates to the efforts prior to the cost reductions to develop market awareness of our products, build a direct sales organization and pursue an acquisition.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were approximately $3,104,000 for the year ended December 31, 2007 and approximately $2,485,000 for the year ended December 31, 2006, representing an increase of approximately $619,000.  The increase is primarily due to increased legal expense.  Legal expense for the year included approximately $400,000 of costs associated with the proposed acquisition of Tuebingen Scientific that we were unable to complete and approximately $110,000 related to the recapitalization activities.  We currently anticipate our general and administrative expense, excluding non-cash stock based compensation charges, to be in the range of $500,000 to $600,000, per quarter during 2008.

Sales and Marketing Expense. Sales and marketing expenses were approximately $4,323,000 for the year ended December 31, 2007 and approximately $4,545,000 for the year ended December 31, 2006.  Due to reductions in our marketing efforts and the elimination in October 2007 of our 3Di direct sales force, we currently anticipate our sales and marketing expense to be in the range of $400,000 to $500,000 per quarter in 2008.

Research and Development Expense.  We had research and development expenses of approximately $1,974,000 for the year ended December 31, 2007 and $1,512,000 for the year ended December 31, 2006, representing an increase of approximately $462,000. The year-over-year increase is primarily due to hiring of additional engineering personnel to support new development projects, the development of the HD generation of the 3Di system, including the new Personal Head Display (“PHD”) which was launched in May 2007 and the development of our 2D HD OEM product.  We currently anticipate our research and development expense to be in the range of $300,000 to $400,000 per quarter during 2008.

Other Income and Expenses.   Interest expense amounted to approximately $947,000 for the year ended December 31, 2007 compared with $551,000 for the year ended December 31, 2006. Interest expense for 2007 is primarily related to the interest on the Debentures and fees for failure to register common shares related to the convertible notes that were converted to common stock in May 2006.   Interest expense was higher for 2007 as compared with 2006 due to higher average debt balances in 2007 due to the issuance of debentures in February and July of 2007.

We had a $4,975,824 gain on the extinguishment of debt during 2006. We had no similar gain during 2007. The gain on extinguishment of debt resulted from the modification of convertible notes in 2006.  The gain represents the difference between the deemed reacquisition value of the convertible notes on the date conversion terms were modified in 2006 ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176).

We had non-cash amortization of debt discount of approximately $2,193,000 for the year ended December 31, 2007 related to the discount recorded on the debentures issued during 2007.   This compares with approximately $8,481,000 of debt discount amortization for 2006. The amount for 2006 includes $5,250,000 in non-cash expense representing the deemed reacquisition value of convertible notes due to modification of their conversion terms which was amortized over the extended life of the convertible notes during 2006.

We also had accrued liquidated damages in the amount of approximately $1,163,000 for the year ended December 31, 2007 compared with approximately $840,000 for the year ended December 31, 2006.  The 2006 amount represents the value of the common stock issued to the holders of Preferred Stock as consideration for the failure to timely register all of the common stock underlying the convertible Preferred Stock during 2006.  The 2007 amount represents the contractual amount owed to the holders of   Preferred Stock for a lapse in the effectiveness of the registration of the common stock underlying the Preferred Stock and the amounts owed under the Debentures for failure to register the common stock underlying those securities.  All liquidated damage amounts owing under the terms of the Preferred Stock and Debentures were eliminated as part of the recapitalization completed in January 2008.

We recorded a non-cash gain on the valuation of our derivative liabilities in the amount of approximately $11,001,000 for the year ended December 31, 2007 compared with an approximate $2,968,000 gain during 2006. The valuation of our derivative liabilities relates to the estimated value of outstanding derivative instruments (warrants and the conversion feature of the Debentures).   During 2007, the gain on derivative was comprised of the following three elements: 1) a charge of $2,445,582 related to the estimated value at issuance of the Debenture conversion feature and associated warrants, 2) a charge of $5,850,960 related the estimated increase in value of derivatives due to a modification of their terms in October 2007, and 3) a gain of $19,297,645 related to a decrease in value of the Company’s common stock at December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

We are obligated under an operating lease for the Westborough, MA facility through September 30, 2010. Under this lease we are committed to make payments totaling approximately $246,000, $246,000 and $184,000 in 2008, 2009 and 2010, respectively.

We have a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use th their intellectual property. As of December 31, 2007 and 2006, we had accrued royalties related to this agreement of approximately $25,429 and $19,027, respectively. During 2007 and 2006, we did not pay any royalties under this agreement.

Plan of Operation

Our current business plan is described in “Item 1 - Description of Business”

Use of Estimates and Critical Accounting Policies

Both this Management's Discussion and Analysis and our Plan of Operation discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition, stock based compensation and derivative liabilities. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company's financial statements.

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2007 and 2006, no impairment of long-lived assets was recorded.

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable,  collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, Viking measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160 , Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ( “SFAS 160” ). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations,but believe it is unlikely to have a material impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R (revised), “Business Combinations” . The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations, but believe it is unlikely to have a material impact..

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ( SFAS) No. 159 , “ The Fair Value Option for Financial Assets and Financial Liabilities ”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, or another performance indicator if the business entity does not report earnings, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “ Fair Value Measurements .” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

Interest Rate Risk

At December 31, 2007 we had outstanding debentures that accrued interest at a fixed rate. In January 2008, the debentures were exchanged for common stock as part of our recapitalization.

Inflation

We do not believe that inflation will negatively impact our business plans.

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

Possibility of Total Loss of Investment. An investment in Viking is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

Additional Financing Requirements. It is possible that we will be required to seek additional financing in order to fund our operations and carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

We are Controlled by a Limited Number of Stockholders.  A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of March 23, 2008, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.7% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from March 23, 2008) were exercised, may beneficially own approximately 33,957,832 shares or  58.6% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above.

The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

SEC Rules Governing the Trading of "penny stocks" Limit the Trading and Liquidity of our Common Stock, which may Adversely Affect the Trading Price of our Common Stock.  Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Limited Public Market for Securities. There is a limited public market for our common stock and we can give no assurance that a more active market will develop, or if developed, that it will be sustained.

Auditor’s Opinion has a Going Concern Qualification. The report of our independent registered public accounting firm dated March 31, 2008 for the year ended December 31, 2007 includes a going concern explanatory paragraph which states that our significant operating losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Medical Products Industry Operations Risks

We acquired assets and operations from Vista as described in Item 1 above. We also may attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry subject us to various risks which include, but are not limited, to the following:

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

Our Operating Results May be Adversely Affected by the Level Of Reimbursements for Surgical Procedures Using our Products.  The level of payments for the surgical procedures, in which our products are involved, either by Medicare or private insurance companies may have a significant impact on future operating results.  We could be adversely affected by changes in payment policies of government or private health care payers, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used.  It is a continuing trend in United States health care for such payments to be under continual scrutiny and downward pressure.  We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

We May Be Subject To Product Liability Claims And Have Limited Insurance Coverage. By engaging in the medical devices business, we will face an inherent  business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death.  Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We will need to maintain adequate product liability insurance coverage.  If we are able to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products.  Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operating activities through December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
March 31, 2008

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2007 and 2006

Assets
	2007	2006
Current assets:
Cash and cash equivalents	$317,098	$440,465
Accounts receivable	1,371,913	855,299
Inventories	1,816,621	1,117,929
Prepaid expenses	64,324	34,208
Other current assets	108,512	72,535
Total current assets	3,678,468	2,520,436

Property and equipment, net	583,372	594,402
Other non-current assets	127,500	-
Intangible assets, net	280,000	350,000
Total assets	$4,669,340	$3,464,838

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,828,831	$1,037,334
Accrued expenses	2,662,687	1,780,302
Deferred revenue	232,331	100,181
Capital lease obligations - current	38,541	36,649
Notes payable	-	350,000
Convertible debentures, related party net	506,531	-
Convertible debentures, net	1,637,707	-
Derivative liability	349,105	3,373,676
Total current liabilities	7,255,733	6,678,142

Capital lease obligations	35,364	77,253

Commitments and contingencies (Notes 14 and 20)

Preferred Stock, 25,000,000 shares authorized Series B redeemable preferred stock, $0.001 par value; 7,789, and 8,000 shares outstanding at December 31, 2007 and 2006,
respectively (aggregate liquidation preference of $8,814,241 at December 31, 2007 and $8,391,014 at December 31, 2006)	8,814,241	8,391,014

Stockholders’ Deficit:

Common stock, $.001 par value, 400,000,000 shares authorized;
1,398,681 and 1,237,299 issued and outstanding at December 31, 2007 and 2006, respectively	1,399	1,237
Additional paid-in capital	8,034,205	6,865,504
Accumulated deficit	(19,471,602)	(18,548,312)
Total stockholders' deficit	(11,435,998)	(11,681,571)
Total liabilities and stockholders' deficit	$4,669,340	$3,464,838

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

Sales, net	$8,466,203	$5,617,253
Cost of sales	6,598,756	3,912,044

Gross profit	1,867,447	1,705,209

Operating expenses:
General and administrative	3,103,763	2,485,297
Selling and marketing	4,322,681	4,544,986
Research and development	1,974,457	1,511,723

Total operating expenses	9,400,901	8,542,006

Operating loss	(7,533,454)	(6,836,797)

Other income (expense):
Interest income	45,664	61,162
Interest expense	(946,978)	(551,099)
Gain on extinguishment of debt	-	4,975,824
Amortization of debt discount and debt issuance costs	(2,193,469)	(8,480,878)
Accrued liquidated damages	(1,162,864)	(840,000)
Loss on disposal of property and equipment	(133,292)	-
Gain on derivative liability	11,001,103	2,967,616

Net loss	(923,290)	(8,704,172)

Accretion of Series B Redeemable Preferred Stock to redemption
value including accrued dividend	(643,289)	(8,391,014)

Net loss applicable to common shareholders	$(1,566,579)	$(17,095,186)

Net loss per common share - basic and diluted	$(1.17)	$(16.65)

Weighted average shares outstanding - basic and diluted	1,342,503	1,026,451

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Deficit
Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	690,581	$691	$8,129,551	$(9,844,140)	$(1,713,898)

Issuance of common stock to related party for conversion of note payable	50,000	50	449,950	-	450,000
Issuance of common stock for conversion of note payable	477,778	478	4,299,522	-	4,300,000
Beneficial conversion feature from issuance of convertible notes	-	-	250,000	-	250,000
Accretion of preferred stock to redemption value	-	-	(8,391,014)	-	(8,391,014)
Reclassification of previous outstanding warrants to a derivative liability	-	-	(2,751,242)	-	(2,751,242)
Modification of warrant terms	-	-	274,176	-	274,176
Beneficial conversion feature on issuance of preferred stock	-	-	3,973,808	-	3,973,808
Exercise of stock options by former officer	16,740	16	(16)	-	-
Stock-based compensation	-	-	586,776	-	586,776
Issuance of stock for services	2,200	2	43,993	-	43,995
Net loss	-	-	-	(8,704,172)	(8,704,172)

Balance December 31, 2006	1,237,299	$1,237	$6,865,504	$(18,548,312)	$(11,681,571)

Issuance of common stock for preferred stock liquidated damages	80,000	80	839,920	-	840,000
Issuance of common stock for debenture liquidated damages	47,791	48	430,075	-	430,123
Issuance of common stock for conversion of preferred stock and dividends	24,591	25	220,037	-	220,062
Exercise of stock options	4,000	4	3,996	-	4,000
Accretion of preferred dividends	-	-	(643,289)	-	(643,289)
Stock-based compensation	-	-	253,592	-	253,592
Issuance of stock for services	5,000	5	64,370	-	64,375
Net loss	-	-	-	(923,290)	(923,290)

Balance December 31, 2007	1,398,681	$1,399	$8,034,205	$(19,471,602)	$(11,435,998)

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(923,290)	$(8,704,172)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	548,625	396,013
Common stock and stock options issued for services	21,675	44,041
Common stock issued for payment of Debenture interest and liquidated damages	430,123	-
Stock-based compensation expense	253,592	586,776
Amortization of debt discount and debt issuance costs	2,193,469	8,480,878
Loss on disposal of property and equipment	133,292	-
Gain on extinguishment of debt	-	(4,975,824)
Gain on derivative liability	(11,001,103)	(2,967,616)
Change in operating assets and liabilities:
Accounts receivable	(516,615)	(607,041)
Inventories	(561,783)	(478,780)
Prepaids and other current assets	(66,093)	(23,806)
Accounts payable	791,497	521,553
Accrued expenses	1,771,616	1,351,955
Deferred revenue	132,150	100,181
Net cash used in operating activities	(6,792,845)	(6,275,842)

Cash flows from investing activities:
Purchases of property and equipment	(737,796)	(561,067)
Purchase of intangible assets	-	(350,000)
Net cash used in investing activities	(737,796)	(911,067)

Cash flows from financing activities:
Net change in short-term bank borrowings	-	(211,200)
Proceeds from issuance of preferred stock	-	7,250,000
Proceeds from notes payable	-	350,000
Payments on related party notes	-	(200,000)
Proceeds from exercise of stock options	4,000	-
Proceeds from issuance of convertible debt	7,275,000	250,000
Proceeds from issuance of related-party note payable	300,000	200,000
Payments for debt and stock issue costs	(131,729)	(436,142)
Payments on capital leases	(39,997)	(9,787)
Net cash provided by financing activities	7,407,274	7,192,871

Net (decrease) increase in cash and cash equivalents	(123,367)	5,962

Cash and cash equivalents at beginning of year	440,465	434,503

Cash and cash equivalents at end of year	$317,098	$440,465

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$179,612	$345,385
Income taxes	$1,791	$1,300

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Continued

Non-cash, investing and financing activities:

During the year ended December 31, 2007, the Company:

●
Converted $350,000 principal amount of notes payable issued in December 2006 plus $6,534 in accrued but unpaid interest under such notes into $356,534 of  the Company’s 8% Secured Convertible Debentures due February 23, 2009.

●
Converted $300,000 principal amount of notes payable issued in 2007 held by related party Donald Tucker, at the time a significant shareholder and the Company's President, Chief Executive Officer, and Director into $300,000 original principal amount of the Company’s 8% Secured Convertible Debentures due February 23, 2009.

●
Issued 80,000 shares of common stock with a fair value of $840,000 for liquidated damages to holders of the Company’s Series B Preferred stock in connection with the Company’s February 2007 issuance of its 8% Secured Convertible Debentures due February 23, 2009.

●
Issued 24,591 shares of common stock with a fair value of $220,062 in connection with the conversion of 211 shares of the Company’s Series B Preferred stock plus accrued but unpaid dividends on the stock that was converted.

●	Recorded derivative liability of $10,422,113 in connection with the Company’s issuances in February and July 2007 of its 8% Secured Convertible Debentures due February 23, 2009.

●	Issued 47,791 shares of common stock with a fair value of $430,123 as payment for interest and liquidated damages on the Company's convertible debt.

●	Issued 5,000 shares of common stock with a fair value of $64,375 to a firm as partial compensation for public and investor relations services.

●	Increase in liquidation preference of Series B Redeemable Preferred Stock of $643,289 through accretion of dividend.

During the year ended December 31, 2006, the Company:

●	Converted $4,300,000 of convertible notes payable into 477,778 shares of common stock.

●	Converted $450,000 of convertible notes payable held by Donald Tucker, at the time a significant shareholder and our President and Chief Executive Officer, into 50,000 shares of common stock.

●	Converted $750,000 of convertible notes payable into 750 shares of Series B Preferred stock.

●	Issued 16,740 shares of common stock pursuant to a cashless exercise of 20,000 non-qualified stock options issued in December 2003.

●	Acquired computer equipment and software through capital leases in the amount of $123,639.

●	Increase in liquidation preference of Series B Redeemable Preferred Stock of $391,014 through accretion of dividend.

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1.  Organization and Basis of Presentation

Organization and Business
Viking Systems, Inc., (“Viking” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking discontinued its operations. During 2004, Viking purchased the assets of the visualization technology business of Vista Medical Systems, Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of medical devices and related technology. Viking has continued to develop, manufacture, and sell the products associated with Vista’s visualization technology business. In 2006, the Company changed its state of incorporation to Delaware.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recapitalization
On January 4, 2008 the Company completed execution of a Recapitalization Plan (the “Recapitalization Plan”).  This Recapitalization Plan was developed during the fourth quarter of 2007. In November 2007 Viking received approval, subject to finalization of  certain terms and execution of final documentation, from 100% of the holders of its Series B Variable Dividend Convertible Preferred Stock (the “Preferred Stock”) and Viking’s 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of between $2.5 and $3.0 million in the common stock of Viking  (the “New Investment”) and a redistribution of Viking’s common stock among the current holders of Viking’s common stock, Preferred Stock, Debentures and the investors providing the New Investment.

 In consummating the Recapitalization Plan, the redistribution of Viking’s capital was accomplished on January 4, 2008, through the following: (i) a 1:50 “reverse split” of Viking’s common stock, (ii) entry of Viking into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective Viking securities (including warrants that were issued in connection with the Preferred Stock and the Debentues) for shares of Viking’s common stock and warrants which may be exercised for common stock; and (iii) entry of Viking into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of Viking’s common stock and warrants which may be exercised for shares of Viking’s common stock.   As part of the recapitalization, Viking executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share or aggregate consideration of $2,600,000, of which Viking received net proceeds of $2,600,000.   See Note 22 for further information regarding the Recapitalization Plan including unaudited pro forma financial data.

Reverse Stock Split
Effective January 4, 2008, the Company completed a 1 for 50 reverse stock split.  All common stock share data, including warrants and stock options to purchase common stock have been restated for all periods presented to give effect to the reverse stock split.  Additionally per share prices and number of shares related to convertible conversion securities have also been restated.  Per share amounts, including loss per share, have been increased by a factor of 50 and shares have been divided by 50.

VIKING SYSTEMS, INC.
Notes to Financial Statements

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents
Viking considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Financial Instruments
The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Concentration Risk
Financial instruments which potentially subject Viking  to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Viking  provides credit terms to its customers. Accordingly, Viking  performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

Viking  maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Viking  has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2007 and 2006, no allowance for doubtful receivables was considered necessary.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

2.  Summary of Significant Accounting Policies (Continued)

Amortization and Impairment of Long Lived Assets
Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2007 and 2006, no impairment of long-lived assets was recorded.

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

Derivative Financial Instruments
The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

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

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Revenue Recognition
Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

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

Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising expense was $41,059 and $35,375 respectively.

Shipping and Handling Costs
Shipping and handling costs are classified as selling and marketing expenses.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

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

Loss Per Common and Common Equivalent Share
The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. For 2007, 1,067,534 shares issuable upon conversion of the Preferred Series B shares, 1,329,422 shares issuable upon conversion of the Convertible Debentures and 1,397,692 shares issuable upon exercise of stock options and warrants were excluded from the weighted average shares calculation because their effect was anti-dilutive. For 2006, 888,889 shares issuable upon conversion of the Preferred Series B shares and 773,400 shares issuable upon exercise of stock options and warrants were excluded from the weighted average shares calculation because their effect was anti-dilutive.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

2.  Summary of Significant Accounting Policies (Continued)

Reclassifications
Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

3.  Going Concern

The accompanying financial statements have been prepared under the assumption that Viking will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, Viking has incurred recurring net losses totaling approximately $19.5 million through December 31, 2007, and has incurred net cash outflows from operating activities during the years ended December 31, 2007 and 2006 of approximately $6.8 million and $6.3 miilion, respectively.  These factors raise substantial doubt about Viking’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Viking be unable to continue as a going concern.

Viking’s  continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.  The Company completed the execution of its Recapitalization Plan in January 2008(See Note 22).  Viking may need  to obtain additional financing through the sale of equity securities and/or the issuance debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all.

4.  Inventories

Inventories consist of the following at December 31:

	2007	2006
Inventories:
Parts and supplies	$992,338	$558,669
Work-in-progress	548,268	344,483
Finished goods	439,855	310,559
Valuation reserve	(163,840)	(95,782)

	$1,816,621	$1,117,929

5.  Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006

Equipment	$994,918	$1,091,931
Furniture and fixtures	142,587	57,023
	1,137,505	1,148,954
Less accumulated depreciation	(554,133)	(554,552)

	$583,372	$594,402

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Depreciation expense was $478,625 and $396,012 for the years ended December 31, 2007 and 2006, respectively.  During 2007, the Company disposed of certain fixed assets with a cost of approximately $566,000 and accumulated depreciation of $433,000, resulting in a loss of approximately $133,000.

6.  Other Non-current Assets

Other non-current assets consists of the following at December 31:

	2007	2006

Debt issuance costs, net	$80,738	$-
Deferred stock issuance costs	46,762	-

	$127,500	$-

7.  Intangible Assets

Intangible assets consist of the following at December 31:

	2007	2006

Patents and other assets	$350,000	$350,000
Less accumulated amortization	(70,000)	-

	$280,000	$350,000

In November 2006, as part of a Technology Transfer and Settlement Agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents. These assets are being amortized over five years using the straight line method.

8.  Accrued expenses

Accrued expenses consist of the following at December 31:

	2007	2006
Wages and salaries	$388,382	$352,390
Liquidated damages	849,178	840,000
Registration delay fees	434,214	192,300
Board of director fees	251,100	151,625
Interest on unpaid preferred dividends	121,589	-
Debenture interest	302,306	-
Other accrued expenses	315,918	243,987
	$2,662,687	$1,780,302

Accrued expenses of $1,273,073 at December 31, 2007 were eliminated on January 4, 2008 in connection with the Recapitalization. See Note 22.

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants have not been registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007 and 2006 we had accrued $434,214 and $192,300, respectively, related to this matter.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

9.  Deferred Revenue

As of December 31, 2007 and 2006, Viking Systems had deferred revenue of $232,331 and $100,181, respectively, which consisted of sales for which all elements of the agreements were not completed and for service plan agreements that are deferred until the service period has occurred.

10.  Capital Lease Obligations

During the year ended December 31, 2006, the Company entered into two capital lease agreements totaling approximately $123,000 for the purchase for certain computer equipment and software. Depreciation expense recorded for the leases amounted to approximately $15,300 and $5,100 for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the future minimum capital lease payments are as follows:

2008	$41,217
2009	36,365
Total minimum lease payments	77,582
Amount representing interest	(3,677)
Present value of minimum lease payments	$73,905

11.  Notes and Debentures

Promissory Notes
During January 2007, we issued a $300,000 promissory note to Donald Tucker, our then President and Chief Executive Officer who was also at the time a significant shareholder and one of our directors. This promissory note and a $350,000 note to another party issued in December 2006, including accrued but unpaid interest thereon, were converted into the February 2007 debentures described below, which as of January 4, 2008, were exchanged, including all accrued and unpaid interest thereon, for shares of the Company’s common stock in the Recapitalization (See Note 22).

Debentures
In February 2007, we issued a total of $5,376,533 of 8% secured convertible debentures due February 23, 2009.  Net proceeds from the issuance of these debentures consisted of $4,675,000 in cash, net of $45,000 of offering costs retained by certain of the investors, and conversion of $656,533 of notes payable and accrued interest. In July 2007, an additional $2,600,000 of such debentures were sold on the same terms and conditions as in February 2007.  We refer to these debentures, collectively, as the “Debentures.”  The general terms of the Debentures were as follows:

Maturity Date.  The Debentures were due February 28, 2009, subject to acceleration rights which holders had in the event of default.

Interest Rate.  Eight percent per annum, payable quarterly and, subject to certain conditions, we could pay interest by issuing shares of our common stock.

Security.  The Debentures were secured by all of the assets of Viking.

Optional Redemption.  We were not permitted to prepay the Debentures, but we could redeem some or all of them if certain conditions are met.  If we redeemed the Debentures before the first anniversary date of their issuance, the holders were entitled to be paid an amount equal to 120% of the principal amount of the Debentures being redeemed.  If we redeemed the debentures after the first anniversary date of their issuance but before the second anniversary date of their issuance, the holders were entitled to be paid an amount equal to 140% of the principal amount of the Debentures being redeemed. The Debentures were not optionally redeemed.

Warrants.  As additional consideration, we issued to the purchasers of the Debentures, warrants to purchase shares of our common stock at an initial exercise price of $9.00 per share. In October 2007, the exercise price was reduced to $6.00 per share. The warrants had an expiration date of  February 23, 2014.  The warrants provided that each holder was able to purchase that number of shares of common stock that equals 50% of the number of shares of common stock issuable upon conversion of the Debentures prior to adjustments.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Registration Rights.  We agreed to register with the Commission the shares of common stock issuable upon the conversion of the Debentures and exercise of the warrants.  We agreed to pay all expenses and cost of registration except for commissions. We failed to meet our registration obligations, and under the terms of the operative agreements we could have been obligated to pay liquidated damages to the holders of up to 2% per month but not in excess of 18% of the face amount of the Debentures..

On July 19, 2007, Viking and the Debenture holders at that time entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Debenture holders a total of 47,791 shares of common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the Debentures through June 30, 2007. These shares were issued in July 2007.

The parties to the Consent, Waiver and Amendment Agreement also agreed to amend the registration obligations for the debentures issued in February 2007.  This deferred the registration obligation until 30 days after the date on which the Company receives a registration demand from investors holding a majority of the debentures issued in February.  No such demand has been received. The registration rights of the debentures issued in July 2007 were not amended and as a result, the Company accrued liquidated damages on the $2.6 million of debentures issued in July.  At December 31, 2007, the Company had accrued $302,306 related to interest and $260,000 related to the liquidated damages associated with the Debentures.

Optional Conversion by Investors.  The holder of each Debenture had the option to convert the Debenture into shares of our common stock.

Reset of Conversion Price.  In October 2007 we determined we did not meet the operational milestones contained in the Debentures for the quarter ended September 30, 2007.  As a result, the conversion price of the Debentures and the exercise price of the related warrants were reset from $9.00 to $6.00 effective October 4, 2007.  This reset triggered additional changes to the conversion price of the Preferred Stock and its related warrants.  These modifications resulted in a loss on derivatives of $5,850,960.  See Note 17.

The following table sets forth the effect on the Debentures, Preferred Stock and the warrants associated with each as a result of the Company's not meeting one of the operational milestones, pursuant to the adjustment provisions contained in the agreements governing these securities (all data restated for 1 for 50 reverse stock split):

	Conversion or Exercise Price ($)		Number of Shares of Viking Common Stock Issuable Upon Conversion/Exercise
Name of Security	Old	New	Old	New
Debentures	9.00	6.00	86,281	1,329,422
Warrants (associated with Debentures)	9.00	6.00	443,141	443,141
Preferred Stock	9.00	7.30	865,888	1,067,534
Warrants (associated with Preferred Stock)	9.00	6.00	444,444	666,667

Defaults.   The company was in default under the terms of the Debentures at December 31, 2007 and accordingly, the entire carrying value of $2,144,238 is classified as a current liability at December 31, 2007.  We did not pay interest due on the Debentures for the quarters ended September 30 and December 31, 2007 and did not meet the registration requirements related to the Debentures.  We did not receive notice of default from any holders of the debentures.  See Note 22 regarding recapitalization of the company and extinguishment of all amounts owed under the Debentures in January 2008.

Additional Information.  The Debentures were assessed under SFAS No. 133 and management determined that the conversion option represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS No. 133, the embedded conversion option of the Debenture was revalued at each period end and the change in fair value was reflected as a gain (loss) for the period. The proceeds received on issuance of the February 2007 Debentures were first allocated to the fair value of the bifurcated conversion option and the fair value of the derivative liability resulting from the warrants issued in connection with these Debentures. The aggregate fair values of the embedded conversion option and the warrant derivative liability totaled $6,859,608. Of this total, $5,376,533 was recorded as a discount to the face amount of the February 2007 Debentures and $1,483,075 was recorded as a loss on derivative liability.

The proceeds received from issuance of the July 2007 Debentures were also first allocated to the conversion option and also the related warrants issued in connection with such debentures.  The aggregate fair value of the conversion option and the warrants was $3,562,507, with $2,600,000 recorded as a discount to these Debentures and $962,507 recorded as a loss on derivative liability.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Included in the Debentures is an aggregate of $2,400,000 representing the face value of $500,000 from the February 2007 Debentures and $1,900,000 from the July 2007 Debentures to members of the Company’s board of directors as of December 31, 2007 and are considered related parties.

The recorded discount is being accreted as interest expense using the effective interest method over the term of the Debentures. The carrying value of the Debentures will accrete up to the face value over the contractual life of the Debentures. The Company recorded accretion of the discount $2,144,238 during the year ended December 31, 2007. The amount recorded on the balance sheet at December 31, 2007 has been calculated as follows:

	Convertible Debentures	Convetible Debentures – Related party	Total
Face value of the February 2007 Debentures	$4,876,533	$500,000	$5,376,533
Discount recorded related to valuation of conversion feature	(4,876,533)	(500,000)	(5,376,533)
Face value of the July 2007 Debentures	700,000	1,900,000	2,600,000
Discount recorded related to valuation of conversion feature	(700,000)	(1,900,000)	(2,600,000)
Accretion of discount	1,637,707	506,531	2,144,238
Carrying value at December 31, 2007	$1,637,707	$506,531	$2,144,238

As of January 4, 2008 all Debentures outstanding at December 31, 2007, plus accrued and unpaid interest thereon, were exchanged for shares of the Company's common stock in the Recapitalization (See Note 22).

Convertible Notes Payable

During 2005 Viking Systems entered into a securities purchase agreement for the issuance of convertible debentures in the amount of $5,850,000. The notes bore interest at 10%, matured on March 21, 2006 and were convertible into the Company’s common stock, at the holders’ option, at $10.00 per share. In connection with the notes, the Company issued 143,750 warrants to the investors.  On April 22, 2006, the holders of convertible notes with an aggregate principal balance of $4,750,000 agreed to extend the term of the notes until May 31, 2006, and to convert the notes into common shares at $9.00 per share, instead of $10.00. The Company and note holders agreed to modify certain terms of convertible notes totaling $5,250,000. The revised conversion terms were sufficiently different from the initial conversion terms of the notes, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments”.

The original notes converted into common stock at a rate of $10.00 per share with 25% warrant coverage with warrants to purchase common stock exercisable at $20.00 per share. The new terms provided conversion into common stock at $9.00 per share and 25% warrant coverage with warrants to purchase common stock exercisable at $17.50 per share. As a result, the Company recorded a $4,975,824 gain on debt extinguishment, the difference between the deemed reacquisition value of the convertible notes on the date the conversion terms were modified ($5,250,000) less the fair value of the modification of the warrants issued under the new conversion terms ($274,176). Upon conversion of $4,750,000 in convertible notes, the Company issued 527,778 shares of common stock and 133,889 warrants to purchase shares of common stock.

Concurrent with the closing of the Series B Preferred Stock transaction, noteholders converted $5,500,000 of debt into equity instruments: $4,750,000 of the notes were converted into 527,778 shares of common stock and $750,000 of the notes were converted into 750 shares of Series B Preferred Stock.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

12.  Preferred Stock

In May 2006, the Company’s Board of Directors adopted a resolution designating a Series B preferred stock (“Preferred Stock”) consisting of 8,000 shares. All 8,000 shares of Preferred Stock authorized were issued in May, 2006. The Company issued the Preferred Stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which was recorded as a reduction of the proceeds of the Preferred Stock. Proceeds from the sale of Preferred Stock consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.  Each share of Preferred Stock, with a “Stated Value” of $1,000 per share, was convertible, subject to adjustments, into approximately 111 shares of common stock ($9.00 per share) and warrants to purchase an additional 56 shares of common stock at an initial price of $17.50 per share. See Note 11 regarding changes to conversion and exercise prices in October 2007.

The Company recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”).

In accordance with EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, proceeds from the issuance of the Preferred Stock were allocated to the fair value of warrants issued in connection with the issuance of the Preferred Stock, and to the intrinsic value of the beneficial conversion feature (“BCF”), based on their respective relative fair values. Based on this allocation, the fair value of the warrants totaling $3,590,050 was recorded as a discount to preferred stock and an increase to warrant derivative liability, and the intrinsic value of the BCF totaling $3,973,808 was recorded as a discount to preferred stock and as additional paid in capital.

The following table summarizes the valuation of the Series B Preferred for the years ended December 31, 2006 and 2007:

Convertible preferred stock	$8,000,000
Issuance costs	(436,142)
Fair value of warrants	(3,590,050)
Beneficial conversion feature	(3,973,808)
Subtotal	$-
Accrued dividends	391,014
Accretion of discount to redemption value	8,000,000
Carrying value at December 31, 2006	$8,391,014

Accrued dividends	643,289
Conversion of shares to common stock	(211,000)
Dividends on Converted preferred shares to common stock	(9,062)
Carrying value at December 31, 2007	$8,814,241

The Company recorded the accretion of the Preferred Stock discount to its redemption value at issuance, since the preferred shares were immediately convertible. Total accretion of the discount to the Preferred Stock redemption value was recorded as a charge to additional paid in capital and to the net loss attributable to common stockholders. In addition, the Company accreted the dividend on the Preferred Stock as a charge to additional paid in capital.

Following is a summary of the Preferred Stock rights, preferences and privileges prior to the Recapitalization:

Dividends. Holders of the Preferred Stock (each a “Holder”) were entitled to receive cumulative dividends at the rate per share of (i) up to and including May 22, 2009, 8% per annum, (ii) from May 22, 2009 through and including May 22, 2010, 11% per annum, and (iii) after May 22, 2011, 14% per annum. Dividends were payable in cash or shares of Viking Systems common stock, or a combination thereof.

Voting Rights. The holders of the Preferred Stock had no voting rights unless required under applicable state corporate law.

Liquidation. Upon any liquidation, dissolution, or winding-up of Viking, whether voluntary or involuntary (a “Liquidation”), the holders of Preferred Stock were entitled to receive out of the assets, whether capital or surplus, of Viking an amount equal to the stated value of the Preferred Stock ($1,000 per share), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of Viking shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Preferred Stock were to be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Conversion. The stated value of the shares of Preferred Stock is initially convertible into shares of Viking’s common stock at a price of $9.00 per share; however, the conversion price is subject to adjustment based upon certain conditions.  The price was reduced to $6.00 in October 2007.

Registration Rights The Company and the Holders entered into a “Registration Rights Agreement” on May 22, 2006. Among other things, the Company was obligated to file a registration statement on Form SB-2 and cause such registration statement to become effective within 90 days (or 120 days in the event of a “full review” by the Securities and Exchange Commission). The agreement provided for liquidated damages by the Company to the Holders if the Company did not complete the registration, or subsequent registrations, or maintain effectiveness of such effectiveness. Our initial registration statement became effective within 90 days and a subsequent registration statement was filed and was not approved with the Securities and Exchange Commission.

As of December 31, 2006 certain shares underlying the Preferred Stock had not been registered pursuant to the terms of the Registration Rights Agreement, The holders of Preferred Stock agreed to waive the registration requirements of the Registration Rights Agreement and accept an aggregate of 80,000 shares of Common Stock (“Liquidated Damage Shares”) in lieu of cash liquidated damages under the Registration Rights Agreement as to the Unregistered Shares. Pursuant to the terms of the Consent, Waiver and Amendment Agreement with the holders of Preferred Stock, 80,000 Liquidated Damage Shares were issued in February 2007. At December 31, 2006 the Company accrued $840,000 in expense related to the liquidated damages based on the estimated fair value of the Liquidated Damage Shares.

As discussed above, a registration statement covering certain of the shares of common stock required to be registered for resale by the holders of the Preferred Stock was declared effective on August 10, 2006.  As of May 11, 2007, the effectiveness of such registration statement lapsed.  As a result, on or about July 11, 2007, the Preferred Stock holders had the right to additional dividends and/or redemption in exchange for common stock, and were entitled to liquidated damages. We have accrued $589,178 at December 31, 2007 for such liquidated damages. We prepared and filed a post-effective amendment to the registration statement which was declared effective on September 28, 2007.

As of January 4, 2008 all Preferred stock outstanding at December 31, 2007, plus accrued and unpaid liquidated damages and dividends thereon, were exchanged for shares of the Company's common stock in the Recapitalization (See Note 22).

13.  Income Taxes

The components of the 2007 and 2006 provision for federal and state income tax benefit (expense) completed in accordance with statement No. FAS 109 are summarized below:

	2007	2006
Current
Federal	$-	$-
State	(1,800)	(1,300)

Deferred
Federal	-	-
State	-	-

	$(1,800)	$(1,300)

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2007	2006

Expected Income tax benefit at statutory rate	$369,400	$3,482,000
Non-deductible derivatives	4,400,000	1,187,000
Meals and entertainment	(29,000)	(27,000)
Gain on extinguishment of debt	-	1,992,000
Minimum state taxes	(1,200)	(900)
Incentive stock options	(34,000)	(145,000)
Amortization of debt discount	(877,000)	(2,981,000)
Return to provision difference	(363,000)	-
Non-deductible liquidated damages	(377,000)	-
Other	-	12,600
Change in valuation allowance	(3,090,000)	(3,521,000)

	$(1,800)	$(1,300)

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2007	2006

Operating loss carry forwards	$-	$5,639,000
Research and development tax credit	-	66,000
Basis Difference in Fixed Assets	90,000	67,000
Accrued liabilities	104,000	65,000
Stock options	157,000	89,000
Inventory reserve	66,000	-
Intangible asset basis difference	17,000	-
Less valuation allowance	(434,000)	(5,926,000)
	$-	$-

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes , and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As of December 31, 2007 the Company has not yet completed its analysis of the deferred tax assets for its net operating losses of approximately $21 million and research and development credits of approximately $170,000 generated through 2007.   The future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred.  In order to make this determination, the Company will need to complete a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been performed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters during the year ended December 31, 2007.

SFAS No. 109 requires that the Company  reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that all or a portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $434,000 as of December 31, 2007 due to the uncertainty of the future realization of the deferred tax asset.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

14.  Operating Leases

Viking Systems leases its Westborough, MA facility and certain office equipment under non-cancelable operating lease agreements. Future minimum lease payments on these leases as of December 31, 2007, are as follows:

Years Ending December 31,

2008	$246,000
2009	246,000
2010	184,000

$676,000

Rent expense for the years ended December 31, 2007 and 2006 was $302,459 and $275,708, respectively.

15.  Related Party Transactions

During the year ended December 31, 2007, the following related party transactions occurred:

●
In July 2007 we issued $1,400,000 of the Debentures to William C. Bopp, an unrelated party at that time, In October 2007 Mr. Bopp was appointed Chairman of the Board of Directors.  In January 2008 Mr. Bopp was appointed Chief Executive Officer of the Company.

●
In February 2007 and in July 2007, we issued $500,000 ($1,000,000 in aggregate) of the Debentures to the Focus Fund.  This fund is managed by J. Winder Hughes.  Mr. Hughes was appointed to the Company’s board of directors in October 2007.

●
We issued a $300,000 promissory note to Donald E. Tucker, at the time our President, CEO and director, who was also a significant shareholder. The promissory note was subsequently converted into Debentures in February 2007.

●	During June 2007, we received $200,000 from Brian Miller, at the time a shareholder and director, as a deposit which was subsequently converted into Debentures in July 2007.

During the year ended December 31, 2006, Viking Systems:

●	Converted a $450,000 related party note payable to Donald E. Tucker, a significant shareholder, and the Company’s President and CEO, into 50,000 shares of common stock.
●	Had an unsecured note payable to Donald E. Tucker, at the time a significant shareholder, and the Company’s President and CEO, in the amount of $200,000. This note was repaid on June 14, 2006.
●	Issued 1,750 warrants to purchase common stock at an exercise price of $17.50 per share to Donald E. Tucker, at the time a significant shareholder, and the Company's President and CEO.
●
Cancelled 23,750 warrants to purchase common stock at an exercise price of $20.00 per share that were previously issued to Donald E. Tucker, at the time a significant shareholder, and the Company's President and CEO.

16.  Stock-Based Compensation

Common Stock Options
The Company maintains the 2004 Stock Incentive Plan (the “Plan”) under which officers and key employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The Company also has the 2004 Non-Employee Directors Stock Ownership Plan which provides for the grant to non-employee directors of non-qualified stock options and restricted stock. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. The maximum number of shares of the Company’s common stock available for issuance under the 2004 Stock Incentive Plan is 172,000 shares and 10,000 shares under the 2004 Non-Employee Director Stock Ownership Plan. As of December 31, 2007, the maximum number of shares available for future grants under the Plan is 53,160 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital. Additional information with respect to the Plan’s stock option activity is as follows:

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16.  Stock-Based Compensation (Continued)

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding January 1, 2006	114,120	$19.00

Granted in 2006	57,200	$19.50
Cancelled in 2006	(11,800)	$25.00
Exercised	(20,000)	$1.00

Options outstanding December 31, 2006	139,520	$21.00

Granted in 2007	70,400	$11.50
Cancelled in 2007	(51,080)	$16.50
Exercised in 2007	(4,000)	$1.00

Options outstanding December 31, 2007	154,840	$18.50	$-	7.63

Options exercisable December 31, 2007	98,440	$22.00	$-	3.88

A summary of the status of non-vested options as of December 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2007	59,260	$20.50
Granted	70,400	11.50
Vested	(22,180)	22.00
Exercised	(4,000)	1.00
Forfeited	(47,080)	16.50
Non-vested options at December 31, 2007	56,400	$13.00

Those options exercisable at December 31, 2007 range in price from $10.00 to $25.00.  The weighted average grant date fair value for options granted for during 2007 and 2006 amounted to $7.53 and $7.94, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $32,000 and $380,000, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16.  Stock-Based Compensation (Continued)

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 112.28%, expected term of 7.5 to 10 years, risk-free interest rate ranging from 4.30% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

During the years ended December 31, 2007 and 2006, the Company recorded compensation costs related to stock options of $253,592 and $586,776. Historically the Company had used a 15% forfeiture rate in determining compensation costs associated with stock option grants.  Due to the Company’s reduction in force in October 2007, the actual forfeiture rate significantly exceeded the 15% assumption.  As a result, during the fourth quarter of 2007, the Company adjusted the amount of stock option compensation expense  recorded based on actual forfeitures and reduced the assumed future forfeiture rate on remaining unvested stock options to 0%.  The assumed future forfeiture rate of 0% was used as approximately 90% of all unvested stock options are held by only three employees.  The net result of these adjustments was a reduction in stock option compensation expense of approximately $115,000.

As of December 31, 2007, the Company has unrecognized compensation costs of $431,063 related to unvested stock options.  Approximately $412,000 of this amount will be recognized in the first quarter of 2008 as the employees holding these stock options surrendered them to the Company during that quarter.

17.  Stock Warrants and Derivative Liability

The following table summarizes warrants to purchase common stock outstanding for the two years ended December 31, 2007:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Warrants outstanding December 31, 2005	143,750	$20.00	$20.00	3.10

Granted	513,889	$17.50 -37.50	$19.00	4.33
Exercised	-	-	-	-
Cancelled	(23,750)	$20.00	$20.00	2.42

Warrants outstanding December 31, 2006	633,889	$17.00-37.50	$18.50	3.91

Granted (in connection with issuance of Debentures)	443,141	$9.00	$9.00	6.16
Contractual modification - Feb. 2007 (A) Additional warrants from contractual reset - October 2007 (B)	222,222	$6.00	6.00	-
Cancelled		-	-	-

Warrants outstanding December 31, 2007	1,299,252	$6.00 – 37.50	$8.21	5.12

(A)
 In May 2006, we granted warrants to purchase a total of 444,444 shares of common stock to the purchasers of the Preferred Stock at an initial exercise price of $17.50, which was subsequently reduced to $9.00 in connection with the issuance of the Debentures in February 2007. The life of these warrants also increased from five years to seven years.

(B)
See Note 11 regarding contractual adjustment in October 2007 to reduce the exercise price to $6.00 on 887,585 warrants and increase the number shares issuable under such warrants by an additional 222,222.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Included in the table are warrants resulting from the following transactions:

Warrants granted during 2006 in the initial amount of  444,444 shares with an initial exercise price of $17.50 per share granted to purchasers of the Series B Preferred Stock.

Warrants granted during 2006 to purchase 12,139 shares at an exercise price of  $17.50 granted to note holders in connection with the modification of convertible debt terms.

Warrants granted during 2006 to purchase 27,778 shares at an exercise price of $25.00 per share, and 27,778 shares of common stock at an exercise price of $37.50 per share in connection with a $250,000 bridge financing agreement.

Warrants granted during 2006 to purchase 1,750 shares granted to the Company’s then President and CEO at an exercise price of $17.50 per share in connection with an agreement to relinquish 11,250 previously issued warrants.

During 2006, the Company recorded the cancellation of 23,750 warrants to purchase common stock at an exercise price of $20.00 held by the Company’s then President and CEO.

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

Changes in the derivative liability balance comprises the following:

Year Ended December 31, 2007

Beginning balance, January 1, 2007	$3,373,676
Fair value of derivatives (conversion feature and warrants) upon issuance of Debentures:
Fair value attributed to debt discount	$7,976,531
Excess fair value, charged to earnings	$2,445,582
Total	10,422,113
Increase due to modifications of derivative terms	5,850,960
Changes in estimated value during the year	(19,297,645)
Derivative liability balance at December 31, 2007	$349,104

For the year ended December 31, 2007 the gain on derivative liability is comprised of the following:

Year Ended December 31, 2007

Excess of fair value of derivative liability recorded upon issuance of Debentures related to conversion feature and warrants over amount attributed to debt discount	$(2,445,582)
Modifications of derivatives due to October 2007 reset	(5,850,960)
Changes in estimated value during the year	19,297,645

Net gain on derivative liability	$11,001,103

The fair value of the warrants on December 31, 2006 was $3,373,676, resulting in a decrease in the fair value of the warrants and the recording of a gain on derivative liability in the amount of $2,967,616 during the year ended December 31, 2006.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

18.  Common Stock Issued and Issuable For Services

During, 2006 the Company entered into an agreement with its investor relations firm to issue up to 5,000 shares. The issuance of the stock was made in 2007. Total expense recognized in connection with this agreement was $42,700 and $21,675 for the years ended December 31, 2007 and 2006, respectively.

19.  Major Customers

During the year ended December 31, 2007, Viking had sales to four customers that accounted for 20%, 14%, 11% and 10%, respectively, of total sales. During the year ended December 31, 2006, Viking Systems had sales to three customers that accounted for 21%, 13% and 11%, respectively, of total sales. These customers owed the Company $210,000, $411,000, $79,000 and $3,500 at December 31, 2007 and $290, $110,000, and $107,940 at December 31, 2006.

20.  Commitments and Contingencies

In the normal course of business, the Company is party to a variety of agreements pursuant to which we may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

Viking has also entered into a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use their intellectual property. As of December 31, 2007 and 2006, Viking had accrued royalties related to this agreement of approximately $25,000 and $19,000, respectively. During 2007 and 2006, Viking did not pay any royalties under this agreement.

21.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements., but believe it is unlikely to adversely effect the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations, but believe it is unlikely to have a material adverse impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any,  SFAS No. 141R will have on its consolidated financial statements, but believes any impact will not be material.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS NO. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements, but believes any impact will not be material.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

22.  Subsequent Events

Recapitalization
On January 4, 2008 the Company completed execution of a Recapitalization Plan (the “Recapitalization Plan”).  This Recapitalization Plan was developed during the fourth quarter of 2007. In November 2007 the Company received approval, subject to finalization of certain terms and execution of final documentation, from 100% of the holders of its Preferred Stock and 100% of the holders of the Debentures, of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of between $2.5 and $3.0 million in the common stock of the Company (the “New Investment”) and a redistribution of the Company’s common stock among the current holders of the Company’s common stock, Preferred Stock, Debentures and the investors providing the New Investment.

In consummating the Recapitalization Plan, the redistribution of the Company’s ownership was accomplished on January 4, 2008, through the following: (i) a 1:50 “reverse split” of the Company’s common stock, (ii) entry of the Company into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and the Debentures exchanged their respective Company securities (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of the Company’s common stock and warrants which may be exercised for common stock; and (iii) entry of the Company into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of the Company’s common stock and warrants which may be exercised for shares of the Company’s common stock.   As part of the recapitalization the Company executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of its common stock for $0.178571 per share or aggregate consideration of $2,600,000, of which the Company received net proceeds of $2,600,000.

Following the consummation of the Recapitalization Plan, the equity ownership of the Company is as follows:

POST-RECAPITALIZATION EQUITY (excluding warrants)

Stockholder by type	Ownership of Outstanding Common Stock	Percent Ownership Common Stock

Pre-Recapitalization common stockholders	1,398,681	3.3%
Pre-Recapitalization preferred stockholders	4,197,849	9.9%
Pre-Recapitalization debenture holders	22,400,020	52.6%
New investment ($2.6 million)	14,560,037	34.2%

Total—all holders	42,556,587	100.0%

The total outstanding debentures of $7,976,533 face amount with a carrying value of $2,144,238 at December 31, 2007, plus all related interest and liquidated damages, were exchanged for 22,400,020 shares of common stock.  Additionally all warrants to purchase 443,141 shares of the Company’s common stock issued with the Debentures were exchanged for warrants to purchase 11,200,011 shares of the Company’s common stock.  The warrants have an exercise price of $0.18 and a five year term.

All of the Company’s outstanding Preferred Stock, 7,789 shares with a carrying value of $8,391,014 at December 31, 2007, plus all related liquidated damages, were exchanged for 4,197,849 shares of the Company’s common stock.  Additionally, all warrants to purchase 666,667 shares of the Company’s common stock issued in connection with Preferred Stock were exchanged for warrants to purchase 2,098,027 shares of the Company’s common stock.  The warrants have an exercise price of $0.18 and a five year term.

On January 4, 2008, pursuant to a Securities Purchase Agreement, the Company completed a sale of 14,560,037 shares of its common stock for $0.178571 per share or aggregate consideration of $2,600,000, of which the Company received net proceeds of $2,600,000. Pursuant to the Securities Purchase Agreement, the Company issued to the investors providing the New Investment warrants to purchase up to 14,560,037 shares of common stock. The warrants have a term of five years and are exercisable for shares of common stock at a price of $0.18 per share.

The purchasers of the common stock pursuant to the Securities Purchase Agreement were three institutional investors and William C. Bopp,  at the time the Company’s Chairman of the Board (currently chairman and CEO), who tendered $1,750,000 for 9,800,024 shares of common stock and warrants which may be exercised for 9,800,024 shares of common stock.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Pro-Forma Balance Sheet Data:
The following selected financial data under the column titled pro forma, has been adjusted to present the impact of the Recapitalization as if it had occurred on December 31, 2007.  It includes the proceeds from the New Investment, the exchange of the Debentures and Preferred Stock for common shares, the exchange of warrants to purchase common stock, and the elimination of accrued interest, dividends and liquated damages related to the securities exchanged:

	As Reported	(unaudited)
	At December 31, 2007	Pro Forma

Cash	$317,098	$2,917,098
Total current assets	$3,678,468	$6,278,468
Other non-current assets	$127,500	$-
Total Assets	$4,669,340	$7,141,840

Accrued liabilities	$2,662,687	$1,389,614
Notes payable	$2,144,238	$-
Derivative liabilities	$349,105	$-
Total current liabilities	$7,255,733	$3,489,317

Preferred Stock	$8,814,241	$-

Common Stock	$1,399	$42,557
Additional Paid-in Capital	$8,034,205	$23,439,292
Accumulated deficit	$(19,471,602)	$(19,817,928)

Total Liabilities and Stockholders' Deficit	$4,669,340	$7,141,840

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 27, 2006 we filed a Form 8-K, which was amended with Form 8-K/A filings on December 29, 2006 and January 19, 2007 indicating that on November 27, 2006 we were informed by Peterson & Co., LLP (“Peterson”), our independent registered public accounting firm that Peterson consummated a merger with Squar, Milner, Miranda & Williamson, LLP (“Squar Milner”). Squar Milner, which is located in Newport Beach, California, is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

There were changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  In our third quarter report on Form 10-QSB we reported that deficiencies in our controls led our principal executive officer and chief financial officer to conclude that our disclosure controls were not effective at the reasonable level of assurance. Since then we have improved our internal review process, improved communication among those responsible for financial accounting and disclosure and have begun formalizing key processes and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Viking. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2007, the company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and executive officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

William C. Bopp	64	Chairman of the Board, Chief Executive Officer
J. Winder Hughes	49	Director
William Tumber	73	Director, Audit Committee and Compensation Committee Chairman
John “Jed” Kennedy	50	Director, President and Chief Operating Officer
Robert Mathews	44	Executive Vice President and Chief Financial Officer

Background information about Viking Systems’ officers and directors is as follows:

William C. Bopp
Effective January 4, 2008, Mr. William C. Bopp, was appointed Chief Executive Officer of Viking Systems, Inc. Since October 11, 2007 Mr. Bopp has served as Chairman of the Board and he will continue in this role. Prior to joining Viking, Mr. Bopp was a private investor. Previously he was with Alaris Medical Systems, Inc., a developer, manufacturer and marketer of infusion devices and related disposable products, where he had been senior vice president and chief financial officer. Mr. Bopp joined Alaris in March 1999, as vice president and chief financial officer. He was elected to the position of senior vice president and chief financial officer in November 1999. Alaris was acquired for approximately $2.0 billion by Cardinal Health, Inc. in July 2004, and Mr. Bopp assisted for an additional year with the integration of Alaris into Cardinal Health before retiring in 2005. Mr. Bopp was formerly executive vice president and chief financial officer of C.R. Bard, Inc. Since 1980, he held positions of increasing responsibility with Bard, currently a $2.0 billion developer, manufacturer and marketer of health care products. From 1995 through 1998, he also served as a member of the Board of Directors of Bard and a member of the Finance Committee of the Board. Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and completed his MBA, Finance, from the Harvard Business School.

J. Winder Hughes
Mr. Hughes was appointed to the board of directors in October 2007.  Mr. Hughes is the managing partner, since 1995, of Hughes Capital Investors, LLC which manages private assets and raises money for small public companies.  He formed the Focus Fund, LP is 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies.  From 1983 to 1995, Mr. Hughes was an Investment Executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities.  He is a graduate of the University of North Carolina—Chapel Hill with a BA in Economics, minor in English.

William Tumber
Mr. Tumber was appointed to the board of directors in February 2008.  From 2000 to 2004 Mr. Tumber served on the Board of Directors of Alaris Medical Systems, Inc., a manufacturer of infusion devices and related disposables which was acquired in 2004 for $2 billion by Cardinal Health, Inc. Previously, during his 20 years with medical device company C. R. Bard, Inc., Tumber held divisional positions including VP of Human Resources, VP of Manufacturing, Division President, as well as serving as Corporate Group Vice President responsible for all of Bard's surgical businesses. He retired from Bard in 1999. Before joining Bard, Tumber worked for over 20 years at General Electric. He held a variety of positions of increasing responsibility which included technical recruiting, human relations, and Plant Manager of a 300-person electronic assembly facilit

John "Jed" Kennedy. Mr. Kennedy was appointed to the board of directors, President and Chief Operating Officer of the Company in October 2007.  Prior to that Mr. Kennedy was President, Vision Systems Group at Viking Systems. Mr. Kennedy joined Vista Medical in January 1997 as Vice President of Research and Development. He was appointed Vice President/General Manager of Westborough Operations in January 2000 before being appointed Executive Vice President and COO in December 2000. Prior to joining Vista, Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997 he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director, Research and Development responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell's Electro-Optics and Avionics divisions. Mr. Kennedy received a B.S. in Manufacturing Engineering from Boston University in 1979.

Robert Mathews
Mr. Mathews joined the Company as Executive Vice President and Chief Financial Officer in June 2007.  Prior to joining the Company, he was senior vice president and chief financial officer at Cardinal Health’s Clinical Technologies and Services (CTS) segment, where he was responsible for the global finance function across all of CTS businesses from 2004 to 2005. Before joining Cardinal Health, Mr. Mathews was with Alaris Medical System from 1996 to 2004.  Mr. Mathews was vice president of finance, chief accounting officer, and executive committee member. Mr. Mathews began his career at PriceWaterhouse (1987 to 1996) and earned his Bachelor of Science degree from San Diego State University where he majored in business administration with an emphasis in accounting.

Director Independence

We utilize the NASDAQ independence rules for determining which of our directors are independent. The Board has determined that two of its four members are independent pursuant to NASDAQ Rule 4200(15). The independent directors are Messrs. Hughes and Tumber. The Board of Directors has an Audit Committee comprised of Messrs. Tumber (Chair) and Hughes, both independent directors under NASDAQ Rule 4200(15).  The Compensation Committee is comprised of Messrs. Tumber (Chair) and Hughes, both independent directors under NASDAQ Rule 4200(15).

Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Code of Ethics

We previously adopted a code of ethics that applies to all officers, directors and employees of Viking , a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002. On March 28, 2008 we adopted  the “Viking Systems, Inc. Code of Ethics for Financial Professional”  that applies to our principal executive officer and all finance and accounting employees.   This policy is filed as Exhibit 14.1 to this Form 10-KSB. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8−K regarding an amendment to, or waiver from, a provision of  our  Code of Ethics for Financial Professionals, if any, by posting such information on our website.

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below:

Audit Committee.    The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of  William Tumber (Chairman) and  J. Winder Hughes, each of whom is an independent member of our board of directors.

Compensation Committee.    The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The current members of the compensation committee are William Tumber (Chairman) and J. Winder Hughes, each of whom is an independent member of our board of directors.

Nominating Committee.    Viking does not currently have a standing nominating committee.  The board of directors has determined that, due to its current size, formation of a separate nominating committee would not be an efficient use of resources.  The Board intends to form a Nominating Committee in the future.  All directors currently participate in consideration of directors nominees.  The Board will consider suggestions from stockholders for names of possible future nominees delivered in writing and received one hundred and twenty (120) days in advance of our Annual Meeting of Stockholders. Such recommendations should provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors. Until a formal process occurs, stockholders may contact our CEO at wbopp@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Viking’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of Viking equity securities, to file reports of beneficial ownership and changes in beneficial ownership of Viking’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of Viking’s common stock (collectively, the “Reporting Persons”) are required by SEC regulations to furnish Viking with copies of all Section 16(a) forms that they file. Based upon reports provided to us, Viking believes that, during the year ended December 31, 2007, Reporting Persons met all applicable Section 16(a) filing requirements, except as follows: Form 3 filings for William C. Bopp, J. Winder Hughes, John Kennedy, Robert Mathews, and  John Conaton were filed late.  A Form 3 was not filed for Richard Kipperman.  Additionally, a Form 4 was not filed regarding the February 2007 purchase of Viking Debentures by Donald Tucker, our former Chairman of the Board of Directors, President and Chief Executive Officer.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation provided to each person who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2007, each of the Company’s other most highly compensated executive officers as of December 31, 2007.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($) (4)	Compensation ($)	Compensation ($)	Total ($)

John “Jed” Kennedy,	2007	195,700	123,116	-	-	318,816
President, Chief Operating Officer and Director (1)	2006	195,700	88,013	-	-	283,713

Robert Mathews, Executive VP and Chief Financial Officer(2)	2007	107,423	34,185	32,226	-	173,834

Donald Tucker, Former CEO, President and Director(3)	2007	198,461	12,039	-	25,602	236,102
	2006	137,738	8,899	-	-	146,637
______________
(1)
Mr. Kennedy has served as a Director of the Company since October 11, 2007.  He was appointed the Company’s President and Chief Operating Officer on October 12, 2007.  Prior to his appointment as the Company’s President and Chief Operating Officer, Mr. Kennedy served as the President, Vision Systems Group of the Company.

(2)
Mr. Mathews has served as Executive Vice President and Chief Financial Officer since June 13, 2007.  Mr. Mathews received a base salary for 2007 of $210,000 on an annualized basis, with a bonus for 2007 equal to 30% of his salary (pro-rated for a partial year)

(3)
Mr. Tucker served as the Company’s Chief Executive Officer, President and Director beginning in May 2006.  In August 2006, he also became Chairman of the Board.  Effective October 12, 2007, Mr. Tucker resigned as our Chief Executive Officer and President, and effective November 7, 2007, Mr. Tucker resigned as a Director of the Company.   Other compensation paid to Mr. Tucker in 2007 included $25,602 in accrued vacation time paid upon his resignation from the Company.

(4)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2007. See Note 16 of the notes to our consolidated financial statements contained elsewhere in the 2007 Annual Report on Form 10-KSB for a discussion of all assumptions made by us in determining the FAS 123(R) values of its equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2007.

	# of Securites	# of Securites
	Underlying	Underlying	Option
	Unexercised Options	Unexercised Options	Exercise Price	Option Expiration
Name	(# exercisable)	(# unexercisable)	($)	Date

John “Jed” Kennedy,
President,Chief Operating Officer and Director	3,000	-	17.50	4/23/2008
	2,600	-	25.00	12/31/2009
	10,000	-	20.00	10/10/2015
	2,600	-	17.50	1/23/2016

Robert Mathews, Executive VP and Chief Financial Officer	-	31,000	12.00	7/15/2017
	-
Donald Tucker, Former CEO, President and Director	2,880	-	24.00	5/23/2016

Compensation of  Non-Employee Directors

The following table sets forth information concerning annual compensation provided to each person who served as a member of the Company’s Board of Directors during the fiscal year ended December 31, 2007, other than those persons who also served as an executive officer of the Company during such fiscal year and are included in the Summary Compensation Table above under “Executive Compensation.”

Fees Earned
or Paid in
Name	Cash ($)
William C. Bopp (1)	$6,375
J. Winder Hughes (2)	$6,000
Richard M Kipperman (3)	$20,000
Daniel F. Crowley (4)	$17,375
Brian M. Miller (5)	$17,500
Nathan J. Harrison (6)	$18,125
Michael J. Manyak (7)	$16,875
______________
(1)	Mr. Bopp has served as the Company’s Chief Executive Officer since January 4, 2008. He was appointed Chairman of the Board on October 11, 2007.
(2)	Mr. Hughes has served as a Director of the Company since October 11, 2007.
(3)
Mr. Kipperman served as a Director of the Company from October 30, 2007 to February 27, 2008.  Effective upon Mr. Kipperman’s election to the Board of Directors, the Company and Mr. Kipperman entered into a Provisional Director Agreement pursuant to which Mr. Kipperman was paid $20,000 for services provided from October 30, 2007 to November 30, 2007, after which time he was paid $400 per hour for services rendered.

(4)	Mr. Crowley served as a Director of the Company from December 2003 and was Chairman of the Board from March 2005 to August 2006. He resigned from the Board on October 6, 2007.
(5)	Mr. Miller served as a Director of the Company from October 5, 2006, to November 5, 2007.
(6)	Dr. Harrison served as a Director of the Company from August 2004, to October 6, 2007.
(7)	Dr. Manyak served as a Director of the Company from November 9, 2006, to October 6, 2007.

Non Employee Directors’ cash compensation
During 2007, directors cash compensation was structured as follows:  $1,500 quarterly retainers, $3,000 for attendance at each Board meeting, $1,000 for telephonic attendance at Board meetings, $500 for each committee meeting attended and $375 for each telephonic board call that was not an official meeting.

Effective February 2008, the Board of Directors approved the following cash compensation structure: $1,500 quarterly retainers, $3,000 for attendance at each Board meeting, $1,000 for telephonic attendance at Board meetings and $500 for each committee meeting attended.  Additionally, the Audit Committee and Compensation Committee chairpersons will receive quarterly fees of $1,500 and $1,000, respectively.

Non Employee Directors’ stock option awards
In April 2004, we adopted a compensation plan for our Board of Directors. Pursuant to such plan we typically grant an initial option of 20,000 shares to each non-employee director at the time he or she is appointed a director of Viking. The options vest one year from the date of grant. Beginning in the second year of their term, each non-employee director is also typically granted an annual option of 10,000 shares of our common stock.  No options were granted to directors during 2007.

Under the 2008 Non-Employee Directors’ Stock Option Plan that was adopted by our board of directors on January 3, 2008, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the directors’ plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment. In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each year commencing with 2009.   Provided, however; that if a person who is first elected as a non-employee director after the effective date of the directors’ plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such Annual Grant shall be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non- employee director. The options will vest one hundred percent (100%) on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates. Options granted under the directors' plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of ten years.

Employment Agreements

On January 4, 2008, the company entered into an employment agreement with its Chief Executive Officer, William C. Bopp.  Under the terms of Mr. Bopp’s employment agreement, as amended, he will receive annual compensation of $39,000, along with benefits comparable to those provided to other Company executives.  Mr. Bopp was granted a stock option under the Company’s 2008 Equity Incentive Plan which has  a term of ten years and may be exercised to acquire 2,100,00 shares of the Company’s common stock.   The employment agreement is for an initial two-year term, and renews automatically, unless terminated by either the Company or Mr. Bopp.

Viking has entered into an employment agreement with our President and Chief Operating Officer, John Kennedy. Pursuant to the employment agreement between the Company and Mr. Kennedy dated October 10, 2005, Mr. Kennedy currently receives annual compensation in the amount of $240,000 base salary per year plus participation in a bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee of the Board of Directors.    Mr. Kennedy’s employment agreement also provides that if Mr. Kennedy is terminated without good cause or if Mr. Kennedy terminates his employment with good reason, not in connection with a change of control, he is eligible for severance payments equal to nine months of his then current base salary, 50% of his target bonus on a pro rated basis, continuation of health insurance for nine months following termination and acceleration of vesting of all equity awards for a period equal to nine months following termination.  His Employment Agreement provides further that if Mr. Kennedy is terminated in connection with a change of control, he will receive a lump sum equal to nine months of his base salary at the time of termination plus 50% of his target bonus on a pro rated basis, acceleration of vesting of various equity awards held by him and health and welfare benefits for nine months following termination.

Viking entered into an employment agreement with our former CFO and current General Manager, Joseph Warrino. The agreement provides for the payment of a base salary of $150,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

Viking has entered into an employment agreement with our VP of Clinical Development, Robert Tierney. The agreement provides for the payment of a base salary of $150,000 per year plus participation in bonus plan that includes both cash and stock options based on Company and individual performance as determined from time to time by the Compensation Committee.

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

A total of 172,000 shares of Viking common stock were available for granting awards under the Plan. The Compensation Committee of the Board of Directors administers the Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the Fair Market Value that is defined in the Plan.

We have issued options to some employees. Stock options issued to Viking officers and employees that remain outstanding at December 31, 2007 amounted to 119,340 shares.

2004 Non-Employee Directors Stock Ownership Plan. The 2004 Director Plan provides for the grant to non-employee directors of non-qualified stock options and restricted stock. The 2004 Director Plan provides that up to a total of 10,000 shares of Common Stock  will be available for the granting of awards there under. If any shares subject to awards granted under the 2004 Director Plan, or to which any award relates, are forfeited or if an award otherwise terminates, expires or is cancelled prior to the delivery of all of the shares issuable pursuant to the award, such shares (assuming the holder of the award did not receive dividends on the shares or exercise other indicia of ownership) will be available for the granting of new awards under the 2004 Director Plan. At December 31, 2007, 2,400 shares were outstanding under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned as of March 23, 2008 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

		Common Stock Options Exercisable	Common Stock Purchase Warrant	Total Stock and Stock
	Common	Within	Exercisable	Based	%
Name	Stock	60 Days	Within 60 Days	Holdings (1)	Ownership(1)

William C. Bopp	14,397,727	525,000	11,765,792	26,688,519	48.7%
J. Winder Hughes	4,215,189	-	2,804,124	7,019,313	15.5%
William Tumber	-	-	-	-	0.0%
John Kennedy	-	-	-	-	0.0%
Robert Mathews	-	250,000	-	250,000	0.6%
All officers and directors
as a group ( 5 persons) (2)	18,612,916	775,000	14,569,916	33,957,832	58.5%

Midsummer Investment, LTD	8,344,620	-	5,551,035	13,895,655	28.9%
CAMOFI Master LDC (3)	3,521,411	-	351,030	5,276,561	11.9%
________________

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 23, 2008. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 23, 2008 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 23, 2008, there were 42,556,610 shares of our common stock issued and outstanding.

(2)	These are the officers and directors of Viking.
(3)
Does not include 1,055,312 shares beneficially owned by CAMHZN Master LDC (“CAMHZN”) comprised of 704,282 shares of common stock and 351,030 shares of common stock issuable upon exercise of a warrant, which, aggregated with the shares in the table above would total 6,331,873 shares, or approximately 14.2% of the common stock.  The shares held by CAMOFI Master LDC (“CAMOFI”) and CAMHZN may be deemed to be beneficially owned by Centrecourt Asset Management LLC, a Delaware limited liability company (“Centrecourt”), and by Richard Smithline, based upon a Schedule 13G dated January 4, 2008, and filed with the SEC.  CAMOFI, CAMHZN, Centrecourt and Mr. Smith do not affirm to be a “group” as defined under Section 13 of the Exchange Act.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. Viking had 6,790,340 outstanding options as of March 23, 2008.

As of March 23, 2008, we had warrants outstanding which entitle the holders to purchase 28,048,420 shares of our common stock at prices ranging from $0.18 to $0.75 per share.

Equity Compensation Plan Information

The following table summarizes information about Viking’s equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1)	121,240	$18.50	60,760
Equity compensation plans not approved by security holders (2)	33,600	$19.32	-
Total	154,840	$27.68	60,760
______________
(1)
Amounts include outstanding options to employees, officers and directors under our 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Ownership Plan. The amount in column (c) includes 53,160 shares available for award  under our 2004 Stock Incentive Plan and 7,600 shares available for awards under our 2004 Non-Employee Director Stock Ownership Plan. These plans provide for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)	Represents stock options granted to non-employee consultants outside the Company’s plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The issuance of the Debentures during 2007 included the related party transactions set forth in the table below. In January 2008, these loans were part of the Company’s recapitalization transaction. The underlying notes and all amounts due under the debentures were exchanged for shares of the Company’s common stock.  See Note 9 to the financial statements contained herein regarding the terms Debenture terms and the terms of recapitalization and exchange transactions.

Name	Amount	Date	Warrants
William C. Bopp (1)	$1,400,000	7/31/2007	77,778
J. Winder Hughes (2)	$500,000	2/24/2007	27,778
J. Winder Hughes (2)	$500,000	7/31/2007	27,778
Brian Miller (3)	$200,000	7/31/2007	11,111
Donald Tucker (4)	$300,000	2/24/07	16,667
______________
(1)	Mr. Bopp has served as the Company’s Chief Executive Officer since January 4, 2008. He was appointed Chairman of the Board on October 11, 2007.
(2)	Mr. Hughes has served as a Director of the Company since October 11, 2007.
(3)	Mr. Miller served as a Director of the Company from October 5, 2006, to November 5, 2007.
(4)
Mr. Tucker served as the Company’s Chief Executive Officer, President and Director beginning in May 2006.  In August 2006, he also became Chairman of the Board.  Effective October 12, 2007, Mr. Tucker resigned as our Chief Executive Officer and President, and effective November 7, 2007, Mr. Tucker resigned as a Director of the Company.  This loan was originally made on January 26 of 2007 and converted to a  Debenture when those securities were issued in February 2007.

ITEM 13.   EXHIBITS

Exhibit
Number	Exhibit
3.1	Articles of Incorporation (8)
3.2	Certificate of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (1)
3.3	Bylaws (8)
10.1	Patent and Technology License Agreement (2)
10.2	Stock Incentive Plan (3)
10.3	Non-Employee Stock Option Plan (3)
10.4	Employment Agreement - Jed Kennedy (4)
10.5	Platinum Medical Distribution Agreement (4)
10.6	Lease Agreement (4)
10.7	Securities Purchase Agreement (5)
10.8	Registration Rights Agreement (5)
10.9	Common Stock Purchase Warrant (5)
10.10	Securities Purchase Agreement (5)
10.11	Secured Convertible Debenture (5)
10.12	Registration Rights Agreement (5)
10.13	Common Stock Purchase Warrant (5)
10.14	Security Agreement (5)
10.15	Waiver And Amendment Agreement (5)
10.16	Recapitalization Agreement (6)
10.17	Securities Purchase Agreement (6)
10.18	Executive Employment Agreement-William C. Bopp (6)
10.19	Amendment to Executive Employment Agreement-William C. Bopp (7)
14.1	Code of Ethics Regarding Financial Personnel (8)
31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (8)
31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (8)

_________________
(1)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated May 22, 2006.
(2)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated December 24, 2003
(3)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated March 31, 2004.
(4)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated October 10, 2005.
(5)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated July 19, 2007.
(6)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated January 7, 2008.
(7)	Incorporated herein by Reference from the Registrant’s Current Report on Form 8-K dated February 27, 2008.
(8)	Attached

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Peterson & Co., LLP was appointed on December 28, 2005 to audit the consolidated financial statements of Viking for the year ending December 31, 2005 and to report the results of their audit to the Audit Committee of the Board of Directors. Tanner LC served as the auditor for Viking for the year ending December 31, 2004 and provided services during 2005. On November 27, 2006 we filed a Form 8-K indicating that on November 27, 2006 we were informed by Peterson & Co., LLP (“Peterson”) that Peterson has consummated a merger with Squar, Milner, Miranda & Williamson, LLP (“Squar Milner”) who is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner Peterson”).

Fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP,  and Peterson & Co. LLP

Squar, Milner, Peterson, Miranda & Williamson, LLP / Peterson & Co LLP	2007	2006
(1) Audit Fees	$147,377	$142,931
(2) Tax Fees	$16,541	$6,853
(3) All Other Fees	$0	$0
______________
(1)
Audit fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP/Peterson & Co were for all professional services performed in connection with the audit of Viking’ annual financial statements, reviews of financial statements included in the Company’s Forms 10-QSB for those periods as well as services rendered in connection with registration statements.

(2)	Tax services include fees for the preparation of federal and state tax returns.
(3)	Squar, Milner, Peterson, Miranda & Williamson, LLP/Peterson & Co., LLP did not bill Viking for other services during 2007 and 2006.

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our Audit Committee; or

●
entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Under the direction of our Audit Committee Chairman our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Squar, Milner, Peterson, Miranda and Williamson,, LLP/ Peterson and  & Co., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: March 31, 2008	By: /s/ William C. Bopp
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2008	By: /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William C. Bopp	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2008

/s/ Robert Mathews	Executive Vice President and Chief Financial Officer	March 31 , 2008

/s/ John Kennedy	Director, President and Chief Operating Officer	March 31, 2008

/s/ J. Winder Hughes, III	Director	March 31, 2008

/s/ William Tumber	Director	March 31, 2008