Form 10-Q
period 2008-03-31
VIKING SYSTEMS INC
filed 2008-05-14
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-49636

VIKING SYSTEMS, INC.
 (Exact name of Registrant as specified in its Charter)

Delaware	86-0913802
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

134 Flanders Road, Westborough, MA 01581
 (Address of Principal Executive Offices including Zip Code)

(508) 366-3668
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

☐ Large accelerated filer	Accelerated filer ☐
☐ Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

The Registrant had 42,556,610 shares of Common Stock, $0.001 par value per share, outstanding as of April 28, 2008.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2008

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at March 31, 2008 and December 31, 2007	3
	Statements of Operations for the Three Months Ended March 31, 2008 and 2007	4
	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5-6
	Notes to Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .	12-19
Item 3	Quantitative and Qualitative Disclosure About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION

		Page
Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	March 31, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$1,293,004	$317,098
Accounts receivable	765,752	1,371,913
Inventories	2,075,134	1,816,621
Prepaid expenses	139,695	64,324
Other current assets	68,211	108,512
Total current assets	4,341,796	3,678,468

Property and equipment, net	472,672	583,372
Other non-current assets	-	127,500
Intangible assets, net	262,500	280,000
Total assets	$5,076,968	$4,669,340

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,124,669	$1,828,831
Accrued expenses	1,037,083	2,662,687
Deferred revenue	84,486	232,331
Capital lease obligations - current	39,087	38,541
Convertible debentures, related party net	-	506,531
Convertible debentures, net	-	1,637,707
Derivative liability	-	349,105
Total current liabilities	2,285,325	7,255,733

Capital lease obligations	24,545	35,364

Commitments and contingencies (Note 9)

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; 0, and 7,789 shares outstanding at March 31, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $8,814,241 at December 31, 2007)	-	8,814,241

Stockholders’ Equity (Deficit):

Common stock, $.001 par value, 400,000,000 shares authorized;
42,556,610 and 1,398,681 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,557	1,399
Additional paid-in capital	26,157,617	8,034,205
Accumulated deficit	(23,433,076)	(19,471,602)
Total stockholders' equity (deficit)	2,767,098	(11,435,998)
Total liabilities and stockholders' equity (deficit)	$5,076,968	$4,669,340

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended March 31,
	2008	2007

Sales, net	$1,396,917	$1,925,245
Cost of sales	1,235,560	1,380,215

Gross profit	161,357	545,030
Operating expenses:
Selling and marketing	390,823	1,144,773
Research and development	237,508	411,917
General and administrative	1,383,892	632,074

Total operating expenses	2,012,223	2,188,764

Operating loss	(1,850,866)	(1,643,734)

Other income (expense):
Interest income	15,237	15,409
Other income	270,873	-
Interest expense	-	(182,287)
Loss on recapitalization transaction	(2,703,776)	-
Amortization of debt discount and debt issuance costs	-	(143,430)
Gain (loss) on derivative liability	307,061	(2,432,739)
Total other income (expense)	(2,110,605)	(2,743,047)

Net loss	$(3,961,471)	$(4,386,781)

Series B Preferred Stock dividend	-	(161,315)

Net loss applicable to common stockholders	$(3,961,471)	$(4,548,096)

Net loss per share - basic and diluted	$(0.10)	$(3.59)

Weighted average shares outstanding - basic and diluted	41,199,755	1,268,410

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,961,471)	$(4,386,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,512	130,303
Stock based compensation expense	724,791	74,732
Amortization of debt discount and debt issuance costs	-	143,430
(Gain) loss on derivative liability	(307,061)	2,432,739
Loss on recapitalization transaction	2,703,776	-

Changes in operating assets and liabilities:
Accounts receivable	606,161	(403,117)
Inventories, net	(243,495)	(496,985)
Prepaid expenses	(75,371)	34,208
Other current assets	40,301	(286,183)
Accounts payable	(704,162)	(158,667)
Accrued expenses	(352,531)	134,932
Deferred revenue	(147,845)	3,556

Net cash used in operating activities	(1,585,395)	(2,777,833)

Cash flows from investing activities:
Purchase of property and equipment	(18,331)	(3,482)
Net cash used in investing activities	(18,331)	(3,482)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,589,905	-
Payment of debt offering costs	-	(47,152)
Proceeds from related party notes	-	300,000
Repayment of capital lease obligations	(10,273)	(9,842)
Proceeds from convertible debt	-	4,675,000
Net cash provided by financing activities	2,579,632	4,918,006
Net change in cash and cash equivalents	975,906	2,136,691

Cash and cash equivalents at beginning of period	317,098	440,465
Cash and cash equivalents at end of period	$1,293,004	$2,577,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,767	$11,301
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited  (continued)

Non-cash, investing and financing activities:

As more fully described in Note 2 to these financial statements, during the three months ended March 31, 2008 the Company:

●	Issued 22,400,020 shares of common stock in exchange for all outstanding convertible debentures and related accrued interest and liquidated damages.

●	Issued 4,197,849 shares of common stock in exchange for all outstanding Preferred Stock and related accrued dividends, interest on unpaid dividends and liquidated damages.

●
Issued warrants to purchase 11,200,011 shares of the Company’s common stock to the former convertible debenture holders in exchange for their then outstanding warrants to purchase 443,141 shares of common stock.

●
Issued warrants to purchase 2,098,027 shares of the Company’s common stock to the former Preferred Stockholders in exchange for their then outstanding warrants to purchase 666,667 shares of common stock.

During the three months ended March 31, 2007, the Company:

●
Converted $350,000 principal amount of notes payable issued in December 2006 plus $6,534 in accrued but unpaid interest under such notes into $356,534 of  the Company’s 8% Secured Convertible Debentures due February 23, 2009.

●
Converted $300,000 principal amount of notes payable issued in 2007 held by a related party into $300,000 original principal amount of the Company’s 8% Secured Convertible Debentures due February 23, 2009.

●
Issued 80,000 shares of common stock with a fair value of $840,000 for liquidated damages to holders of the Company’s Series B Preferred stock in connection with the Company’s February 2007 issuance of its 8% Secured Convertible Debentures due February 23, 2009.

The accompanying notes are an integral part of the financial statements.

1.           INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“we,” “us, “our,” “Viking” or the “Company”) as of March 31, 2008 and the statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007 are unaudited. However, management, in its opinion, has made all adjustments necessary to make the information presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2007, included in Viking's Form 10-KSB filed on March 31, 2008 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

2.           RECAPITALIZATION

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

 In consummating the Recapitalization Plan, the redistribution of Viking’s capital was accomplished on January 4, 2008, through the following: (i) a 1:50 “reverse split” of Viking’s common stock, (ii) entry of Viking into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective Viking securities (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of Viking’s common stock and warrants which may be exercised for common stock; and (iii) entry of Viking into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of Viking’s common stock and warrants which may be exercised for shares of Viking’s common stock.   As part of the recapitalization, Viking executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share or aggregate consideration of $2,600,000.

Following the consummation of the Recapitalization Plan, the equity ownership of the Company is as follows:

POST-RECAPITALIZATION EQUITY (excluding warrants)

Stockholder by type	Ownership of Outstanding Common Stock	Percent Ownership Common Stock

Pre-Recapitalization common stockholders	1,398,704	3.3%
Pre-Recapitalization preferred stockholders	4,197,849	9.9%
Pre-Recapitalization debenture holders	22,400,020	52.6%
New investment ($2.6 million)	14,560,037	34.2%

Total—all holders	42,556,610	100.0%

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

All of the Company’s outstanding Preferred Stock, 7,789 shares with a carrying value of $8,814,241 at December 31, 2007, plus all related liquidated damages, were exchanged for 4,197,849 shares of the Company’s common stock.  No gain was recorded on the exchange of the Preferred Stock as the book value was reclassified to common stock (par value totaling $4,198) and the remainder of $8,810,043  reclassified to additional paid-in capital.  Additionally, all warrants to purchase 666,667 shares of the Company’s common stock issued in connection with Preferred Stock were exchanged for warrants to purchase 2,098,027 shares of the Company’s common stock.  The warrants have an exercise price of $0.18 and a five year term.

On January 4, 2008, pursuant to a Securities Purchase Agreement, the Company completed a sale of 14,560,037 shares of its common stock for $0.178571 per share or aggregate consideration of $2,600,000, of which the Company received proceeds of $2,600,000. Pursuant to the Securities Purchase Agreement, the Company issued to the investors providing the New Investment warrants to purchase up to 14,560,037 shares of common stock. The warrants have a term of five years and are exercisable for shares of common stock at a price of $0.18 per share.

The purchasers of the common stock pursuant to the Securities Purchase Agreement were three institutional investors and William C. Bopp,  at the time the Company’s Chairman of the Board (currently chairman and CEO), who tendered $1,750,000 for 9,800,024 shares of common stock and warrants which may be exercised for 9,800,024 shares of common stock.

Loss on Recapitalization
In connection with the January 4, 2008 Recapitalization the Company recorded a non cash charge of $2,703,776.  We determined the fair value of the common stock issued in exchange for the Debentures based on the $0.18 price for common shares sold as part of the Recapitalization.  The charge  comprises the following;

	Three Months Ended
	March 31, 2008
Debentures outstanding	$7,976,533
Less unamortized debt discount	(5,832,295)
Net carrying value	2,144,238
Fair value of common stock exchanged for Debentures	4,000,644
Loss on conversion of debentures into common stock		$(1,856,406)
Write-off unamortized debt issue costs		(80,738)

Estimated fair value of warrants issued to Debenture and Preferred Stockholders in excess of estimated fair value of warrants cancelled		(2,039,705)

Accrued obligations extinguished/forgiven in connection with Recapitalization:
Debenture interest	$302,306
Liquidated damages	849,178
Interest on unpaid Preferred Stock dividends	121,589
Total gain from extinguished obligations		1,273,073
Total loss on Recapitalization transaction		$(2,703,776)

Reverse Stock Split
Effective January 4, 2008, the Company completed a 1 for 50 reverse stock split.  All prior period common stock share data, including warrants and stock options to purchase common stock have been restated for all periods presented to give effect to the reverse stock split.  Additionally per share prices and number of shares related to convertible conversion securities have also been restated.  Per share amounts, including loss per share, have been increased by a factor of 50 and shares have been divided by 50.

3.           EARNINGS (LOSS) PER SHARE

 Due to the net losses for the three months ended March 31, 2008 and 2007, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three month period ended March 31, 2008 presented are the same. For the purposes of this calculation, net loss for the three months ended March 31, 2007 has been adjusted for dividends on preferred stock accrued during that period.

4.           INVENTORY

Details of our inventory account balances are as follows:

	March 31, 2008	December 31, 2007
Inventories:
Parts and supplies	$1,156,419	$992,338
Work-in-progress	484,891	548,268
Finished goods	597,664	439,855
Valuation reserve	(163,840)	(163,840)
	$2,075,134	$1,816,621

5.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Wages and salaries	$389,207	$388,382
Board of director fees	193,263	251,100
Registration delay fees	161,574	434,214
Liquidated damages	-	849,178
Interest on unpaid preferred stock dividends	-	121,589
Debenture interest	-	302,306
Other accrued expenses	293,039	315,918
	$1,037,083	$2,662,687

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

The Company is primarily subject to U.S. federal and state income tax. Tax years ended December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

During the three months ended March 31, 2008 and 2007, the Company recorded $724,791 and $74,732 respectively, in non-cash stock-based compensation expense pursuant to SFAS 123R. As of March 31, 2008, there was approximately $1.5 million total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 3 years.

The fair value of stock options granted during the three months ended March 31, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of  3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the three months ended March 31, 2008 were valued at $1,779,528.  Based on vesting terms, $312,168 of this amount was recognized during the quarter, leaving $1,467,360 to be recognized over the remaining weighted average vesting period of 3 years.

The following table summarizes the stock option transactions during the three months ended March 31, 2008:

	Number of Shares	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Life (in years)
Options outstanding December 31, 2007	154,840	$18.50	6.5
Granted	6,865,000.33		9.9
Exercised	-
Surrendered	(79,000)	19.16
Options outstanding March 31, 2008	6,940,840	$.58	9.86

Options exercisable at March 31, 2008	861,020	$2.27	9.46

During the quarter, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the three months ended March 31, 2008, 6,715,000 shares were issued under the 2008 equity plan and 150,000 shares were issued under the Directors’ Plan.

During the three months ended March 31, 2008, six employees surrendered 79,000 previously issued stock options. As a result, the total amount of shares issuable under 2008 Equity Plan increased by 79,000.  At March 31, 2008, 84,000 shares remain available for grant under that plan.  In connection with the surrender of stock options, the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

8.	WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the three months ended March 31, 2008:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Warrants outstanding December 31, 2007	1,299,252	$8.21
Cancelled in Recapitalization	(1,109,808)	$6.00
Exchanged/issued for cancelled warrants	13,298,038	$0.18
Issued in connection with Recapitalization sale of common stock	14,560,037	$0.18
Outstanding March 31, 2008	28,047,519	$0.18	4.75 years

9.           COMMITMENTS AND CONTINGENCIES

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007 we had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of non registered securities. Additionally, certain holders of the convertible notes did not respond to the company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At March 31, 2008 the Company has accrued $161,574 related to this matter.

 ITEM 2:                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of Viking’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

In consummating the Recapitalization Plan, the redistribution of Viking’s capital was accomplished on January 4, 2008 through the following: (i) a 1:50 “reverse split” of Viking’s common stock, (ii) entry of Viking into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective Viking securities (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of Viking’s common stock and warrants which may be exercised for common stock; and (iii) entry of Viking into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of Viking’s common stock and warrants which may be exercised for shares of Viking’s common stock.   As part of the recapitalization Viking executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share, or aggregate consideration of $2,600,000.

In October 2007, Viking’s board of directors approved a revised strategic direction for Viking.  This strategy includes focus on Viking’s Original Development Manufacturing (“ODM”)/Original Equipment Manufacturing (“OEM”) business and significantly reducing the expenses associated with our 3Di Vision Systems business with such business continuing on a reduced basis through Viking’s independent sales representatives and our existing distributor network. This strategic direction was approved by a five-person Board of Directors, none of whom is on the Board today.  The currently-constituted Board of Directors is re-evaluating this decision in light of the Company’s experience over the past six months.  It is too early in this process to indicate what, if any, modifications to the strategy will result from this re-evaluation.

Viking continues to believe that the revised strategic direction of October 2007 has enabled it to eliminate expenses, primarily associated with the 3Di Vision Systems business, that are not expected to contribute to positive cash flow in the near term,  including the elimination of Viking’s U.S. direct sales force and a reduction in related clinical and marketing expenses.

We historically financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through March 31, 2008, we raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of March 31, 2008, we had cash of $1,293,004.

Net cash used in operating activities was $1,585,395 and $2,777,833 during the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used in operating activities during 2008 compared with 2007 was attributable primarily to a smaller operating loss in 2008, after excluding non-cash stock option expense combined with less cash consumed in working capital.

Net cash provided by financing activities was approximately $2.6 million and $4.9 million during the three month periods ended March 31, 2008 and 2007, respectively. The net cash provided by financing activities in 2008 was from selling common stock in connection with the Recapitalization.

We believe that we will need to raise additional capital to execute our business plan and continue our operations for the remainder of 2008.  There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank, financial institutions or investors to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we fail to secure such financing, we will consider other options, including legal reorganization protection.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2008 Compared with the Three Month Period Ended March 31, 2007

Sales.  We had sales of approximately $1,397,000 for the three months ended March 31, 2008 and of approximately $1,925,000 for the three months ended March 31, 2007, representing a decrease of approximately 27%. The decrease in revenues during 2008 was due to decreased sales in both 3Di and OEM products and service.  The decrease in OEM sales is a result of fluctuations of significant specific customer demand combined with approximately $260,000 in orders that could not be shipped during the first quarter of 2008 due to a lack of certain raw materials. These orders were subsequently shipped during the second quarter of 2008. The decline in 3Di systems sales is a result of the transition of a sales force orientation to indirect sales through our distribution channels.  Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2008 were to three customers who accounted for 31%, 16% and 16% of revenues, respectively.

Gross Profit. Gross profit was approximately $161,000 or 12% for the months ended March 31, 2008 and approximately $545,000 or 28% for the three months ended March 31, 2007, representing a decrease of approximately $384,000. The decrease in gross margin percentage is due to the higher per unit production cost associated with lower volumes as compared with 2007.

Operating Expenses.  We incurred operating expenses of approximately $2,012,000 for the three months ended March 31, 2008 and approximately $2,189,000 for the three months ended March 31, 2007.  For the three months ended March 31, 2008 and 2007, excluding non-cash stock based compensation expense, total operating expenses were approximately $1,287,000 and $2,114,000, respectively.  This decrease of approximately $827,000 is primarily a result of cost reductions implemented in the fourth quarter of 2007.

Sales and Marketing Expense. Sales and marketing expenses were approximately $391,000 for the three months ended March 31, 2008 and approximately $1,145,000 for the three months ended March 31, 2007.  This decrease of approximately $754,000 is due to reductions in our marketing efforts and the elimination in October 2007 of our 3Di direct sales force.  We currently anticipate our sales and marketing expense to be in the range of $400,000 to $500,000 per quarter in 2008.

Research and Development Expense.  We had research and development expenses of approximately $238,000 for the three months ended March 31, 2008 and $412,000 for the three months ended March 31, 2007, representing a decrease of approximately $174,000. This decrease is due to the temporary elimination of certain expenses related to next generation 3Di systems as well as classification of certain engineering expenses as cost of sales for activities associated with a third party development contract for 3Di vision products. We currently anticipate our research and development expense to be in the range of $200,000 to 300,000 per quarter during 2008.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were approximately $1,383,000 for the three months ended March 31, 2008 and approximately $632,000 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we recorded approximately $725,000 related to non-cash stock option compensation expense compared with approximately $75,000 for the same period in 2007.  Excluding these charges, general and administrative expense increased approximately $101,000.  Legal expense increased approximately $158,000 as compared with the prior year due to services associated with the Recapitalization and public company costs. Additionally, we accrued an employee separation charge of approximately $90,000 during the quarter ended March 31, 2008. Partially offsetting these increases was lower facilities costs associated with the elimination of our San Diego office during the fourth quarter of 2007. We currently anticipate our general and administrative expenses, excluding non-cash stock based compensation charges, to be in the range of $500,000 to $600,000, per quarter during 2008.

Other Income and Expenses.   During the three months ended 2008, other income and expense totaled a net charge of approximately $2,110,000 compared with a net charge of $2,743,000 for the same period in 2007.  During the first quarter of 2008, we recorded a charge of approximately $2,704,000 related to the Recapitalization transaction (see Note 2 to the interim financial statements).  This charge was offset by the reversal of approximately $271,000 related to accrued fees associated with the Company’s failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain of approximately $307,000 related to the decrease in value of the Company’s derivative instruments.  During the first quarter of 2007, we recorded a charge of approximately $2,433,000 related to the Company’s derivative instruments that were classified as liabilities.  Subsequent to the Recapitalization, all of the Company’s outstanding derivative instruments (warrants) were classified as equity instruments and, as such, will no longer be revalued each balance sheet date.

Operating Loss Before Non-Cash Charges
A reconciliation of net loss in accordance with generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended March 31,
	2008	2007
Net loss, as reported	$(3,961,471)	$(4,386,781)
Add back:
Total other income/(expense)	2,110,605	2,743,047
Non-cash stock option expense	724,791	74,732
Depreciation and amortization	131,512	130,303
Operating loss before non cash charges	$(994,563)	$(1,438,699)

Use of Estimates and Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the quarters  ended March 31, 2008 and 2007, no impairment of long-lived assets was recorded.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160 , Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ( “SFAS 160” ). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations, but believes it is unlikely to have a material impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R (revised), “Business Combinations” . The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations, but believes it is unlikely to have a material impact.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improves the transparency of financial reporting. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early application is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact FAS 161 may have on the disclosures in its financial statements.

Forward Outlook and Risks

This Form 10-Q contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q and our Form 10-KSB for the year ended December 31, 2007. These forward-looking statements represent our judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Viking are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Additional Financing Requirements.  We believe that we will need to seek additional financing in order to fund our operations and carry out our business plan through the year ending December 31, 2008. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

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

We are Controlled by a Limited Number of Stockholders.  A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of March 31, 2008, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.7% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from March 23, 2008) were exercised, may beneficially own approximately 33,957,832 shares or  58.6% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above.

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

ITEM 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Although all of our sales are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Additionally, the prices of certain of our inventory materials are denominated in Euros. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

ITEM 4T:                      CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.  As set forth below, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed in our Current Report on Form 8-K dated January 4, 2008, as filed with the Securities and Exchange Commission on January 7, 2008, during the quarter ended March 31, 2008, we issued an aggregate of 41,157,906 shares of our common stock that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On January 18, 2008 stockholders holding 26,955,035 shares of our common stock or approximately 63% of our outstanding common stock executed written consents in lieu of a special meeting pursuant to which such stockholders ratified and approved the: (i) Viking Systems, Inc. 2008 Equity Incentive Plan; and (ii) Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan.

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

Dated: May 14 , 2008	VIKING SYSTEMS, INC.

By /s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

By /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer)