Form 10-Q
period 2008-06-30
VIKING SYSTEMS INC
filed 2008-08-18
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The Registrant had 42,556,610 shares of Common Stock, $0.001 par value per share, outstanding as of August 12, 2008.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2008

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at June 30, 2008 and December 31, 2007	3
	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4
	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5-6
	Notes to Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	June 30, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$462,437	$317,098
Accounts receivable	772,003	1,371,913
Inventories	2,518,548	1,816,621
Prepaid expenses	211,361	64,324
Other current assets	-	108,512
Total current assets	3,964,349	3,678,468

Property and equipment, net	359,080	583,372
Other non-current assets	-	127,500
Intangible assets, net	245,000	280,000
Total assets	$4,568,429	$4,669,340

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,643,595	$1,828,831
Accrued expenses	848,380	2,662,687
Deferred revenue	186,247	232,331
Capital lease obligations - current	39,655	38,541
Convertible debentures, related party net	-	506,531
Convertible debentures, net	-	1,637,707
Derivative liability	-	349,105
Total current liabilities	2,717,877	7,255,733

Capital lease obligations	13,574	35,364

Commitments and contingencies (Note 10)

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; 0, and 7,789 shares outstanding at June 30, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $8,814,241 at December 31, 2007)	-	8,814,241

Stockholders’ Equity (Deficit):

Common stock, $.001 par value, 400,000,000 shares authorized;
42,556,610 and 1,398,681 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,557	1,399
Additional paid-in capital	26,278,150	8,034,205
Accumulated deficit	(24,483,729)	(19,471,602)
Total stockholders' equity (deficit)	1,836,978	(11,435,998)
Total liabilities and stockholders' equity (deficit)	$4,568,429	$4,669,340

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales, net	$1,464,785	$2,849,544	$2,861,702	$4,774,789
Cost of sales	1,303,001	2,034,756	2,538,561	3,414,971

Gross profit	161,784	814,788	323,141	1,359,818

Operating expenses:
Selling and marketing	402,741	1,424,027	793,564	2,568,800
Research and development	192,698	626,512	430,206	1,038,429
General and administrative	618,680	748,488	2,002,572	1,380,562
Total operating expenses	1,214,119	2,799,027	3,226,342	4,987,791
Operating loss	(1,052,335)	(1,984,239)	(2,903,201)	(3,627,973)

Other income (expense):
Interest income	2,036	14,045	17,273	29,454
Interest expense	-	(230,628)	-	(412,915)
Loss on recapitalization transaction	-	-	(2,703,776)	-
Other income (expense)	(355)	-	270,518	-
Amortization of debt discount	-	(462,056)	-	(605,486)
Accrued liquidated damages	-	(577,616)	-	(577,616)
Gain (loss) on derivative liability	-	1,816,842	307,061	(615,897)
Total other income (expense)	1,681	560,587	(2,108,924)	(2,182,460)
Net loss	$(1,050,654)	$(1,423,652)	$(5,012,125)	$(5,810,433)
Series B Preferred stock Dividend	-	(163,408)	-	(324,723)
Net loss applicable to common stockholders	$(1,050,654)	$(1,587,060)	$(5,012,125)	$(6,135,156)

Net loss applicable to common stockholders per share - basic and diluted	$(0.02)	$(1.19)	$(0.12)	$(4.72)

Weighted average shares - basic and diluted	42,556,610	1,328,935	41,878,182	1,298,839

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,012,125)	$(5,810,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,202	254,322
Stock based compensation expense	845,324	199,318
Amortization of debt discount and debt issuance costs	-	605,486
(Gain) loss on derivative liability	(307,061)	615,897
Loss on recapitalization transaction	2,703,776	-

Changes in operating assets and liabilities:

Accounts receivable	599,910	(1,190,515)
Inventories, net	(685,252)	(978,407)
Prepaid expenses	(147,037)	(13,307)
Other current assets	108,512	(220,930)
Accounts payable	(185,236)	565,157
Accrued expenses	(541,236)	1,019,624
Deferred revenue	(46,084)	2,946

Net cash used in operating activities	(2,401,307)	(4,950,842)

Cash flows from investing activities:
Purchase of property and equipment	(22,583)	(83,095)
Net cash used in investing activities	(22,583)	(83,095)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,589,905	-
Payment of debt offering costs	-	(47,152)
Proceeds from related party notes	-	300,000
Repayment of capital lease obligations	(20,676)	(19,796)
Proceeds from convertible debt	-	4,675,000
Net cash provided by financing activities	2,569,229	4,908,052
Net change in cash and cash equivalents	145,339	(125,885)

Cash and cash equivalents at beginning of period	317,098	440,465
Cash and cash equivalents at end of period	$462,437	$314,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,767	$167,263
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited  (continued)

Non-cash, investing and financing activities:

As more fully described in Note 2 to these financial statements, during the six months ended June 30, 2008 the Company:

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

During the six months ended June 30, 2007, the Company:

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

●	Issued 19,819 shares of common stock in connection with the conversion of 172 shares of Series B Preferred stock plus certain accrued dividends.

The accompanying notes are an integral part of the financial statements.

1.           INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“we,” “us, “our,” “Viking” or the “Company”) as of  June 30, 2008 and the statements of operations and cash flows for the periods ended June 30, 2008 and 2007 are unaudited. However, management, in its opinion, has made all adjustments necessary to make the information presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2007, included in Viking's Form 10-KSB filed on March 31, 2008 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended June 30, 2008 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

2.           LIQUIDITY

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  For the six months ended June 30, 2008, the Company has recorded a net loss of $5,012,125 and cash used in operating activities was $2,401,307.  As of June 30, 2008, the Company had $462,437 of cash and cash equivalents and  a net working capital balance of $1,246,472.

We believe that our existing cash resources, combined with projected cash flows from operations will not be sufficient to execute our business plan and continue operations for the remainder of 2008.  Management has taken steps to reduce the Company’s operating expenses, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.    In addition, we continue to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements.  In this regard, in August 2008, the Company entered into a technology licensing arrangement pursuant to which we received proceeds of $1.0 million.  However, no assurances can be given that the Company will be successful obtaining additional required financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The interim financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

3.           RECAPITALIZATION

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

Following the consummation of the Recapitalization Plan, the equity ownership of the Company was as follows:

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

	Six Months Ended
	June 30, 2008
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

4.           LOSS PER SHARE

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.

Due to the net losses for the three and six month periods ended June 30, 2008 and 2007, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three and six month periods ended June 30, 2008 presented are the same. For the purposes of this calculation, net loss for the three and six months ended June 30, 2007 has been adjusted for dividends on preferred stock accrued during that period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Convertible Debentures	-	537,393	-	537,393
Convertible Preferred stock	-	869,778	-	869,778
Warrants	28,047,519	932,585	28,047,519	932,585
Stock Options	6,940,840	151,320	6,940,840	151,320
Total	34,988,359	2,491,076	34,988,359	2,491,076

5.           INVENTORY

Details of our inventory account balances are as follows:

	June 30, 2008	December 31, 2007
Inventories:
Parts and supplies	$1,487,832	$992,338
Work-in-progress	408,791	548,268
Finished goods	766,222	439,855
Valuation reserve	(144,297)	(163,840)
	$2,518,548	$1,816,621

6.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Wages and salaries	$361,564	$388,382
Board of director fees	169,121	251,100
Registration delay fees	161,574	434,214
Professional and consulting fees	87,550	201,577
Liquidated damages	-	849,178
Interest on unpaid preferred stock dividends	-	121,589
Debenture interest	-	302,306
Other accrued expenses	68,571	114,341
	$848,380	$2,662,687

7.           INCOME TAXES

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

The Company is primarily subject to U.S. federal and state income tax. Tax years ended December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

During the three months ended June 30, 2008 and 2007, the Company recorded $120,533 and $124,586 respectively, and during the six months ended June 30, 2008 and 2007 the Company recorded  $845,324 and $199,318, respectively in non-cash stock-based compensation expense pursuant to SFAS 123R. As of June 30, 2008, there was approximately $1.4 million total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The fair value of stock options granted during the six months ended June 30, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of  3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the six months ended June 30, 2008 were valued at $1,779,528.  Based on vesting terms, $430,436 of this amount was recognized during the six months ended June 30, 2008, leaving $1,349,092 to be recognized over the remaining weighted average vesting period of 2.75 years.

The following table summarizes the stock option transactions during the three months ended June 30, 2008:

	Number of Shares	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Life (in years)
Options outstanding December 31, 2007	154,840	$18.50	6.5
Granted	6,865,000	.33	9.67
Exercised	-
Surrendered	(79,000)	19.16
Options outstanding June 30, 2008	6,940,840	$.58	9.61

Options exercisable at June 30, 2008	861,020	$2.27	9.21

During the first quarter of 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the six months ended June 30, 2008, 6,715,000 shares were issued under the 2008 Equity Plan and 150,000 shares were issued under the Directors’ Plan.

During the first quarter of  2008, six employees surrendered 79,000 previously issued stock options. As a result, the total amount of shares issuable under 2008 Equity Plan increased by 79,000.  At June 30, 2008, 84,000 shares remain available for grant under that plan.  In connection with the surrender of stock options, the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

9.	WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the six months ended June 30, 2008:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Warrants outstanding December 31, 2007	1,299,252	$8.21
Cancelled in Recapitalization	(1,109,808)	$6.00
Exchanged/issued for cancelled warrants	13,298,038	$0.18
Issued in connection with Recapitalization sale of common stock	14,560,037	$0.18
Outstanding June 30, 2008	28,047,519	$0.18	4.5 years

10.           COMMITMENTS AND CONTINGENCIES

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007 we had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of non registered securities. Additionally, certain holders of the convertible notes did not respond to the company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At June 30, 2008 the Company has accrued $161,574 related to this matter.

11.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The adoption of SFAS 157 for our financial assets and liabilities as of January 1, 2008 did not have a material effect on our financial statements. We are currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, the Company did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

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

We sell our proprietary visualization system (3Di Vision System) under the Viking brand to hospitals and outpatient surgical centers through a network of independent sales representatives in the United States and outside the United States through our distributor network.  We also sell our CardioCam product through these channels.

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

In October 2007, Viking’s board of directors approved a revised strategic direction for Viking.  This strategy includes focus on Viking’s Original Development Manufacturing (“ODM”)/Original Equipment Manufacturing (“OEM”) business and significantly reducing the expenses associated with our 3Di Vision Systems business with such business continuing on a reduced basis through Viking’s independent sales representatives and our existing distributor network. This strategic direction was approved by a five-person Board of Directors, none of whom is on the Board today.   The currently-constituted Board of Directors  re-evaluated this decision in light of the Company’s subsequent experience and considered various modifications to the business strategy.  Such modifications include additional investment in our 3Di technology followed by investment in our US distribution channels.  Implementation of these initiatives will require either that we enter into a business combination or raise substantial capital resources.  The latter is dependent on capital availability.

Absent a business combination, we believe that we will need to raise additional capital to execute our business plan and continue our operations for the remainder of 2008.  There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank, financial institutions or investors to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we fail to secure such financing, we will consider other options, including legal reorganization protection.

Viking continues to believe that the revised strategic direction of October 2007 has enabled it to eliminate expenses, primarily associated with the 3Di Vision Systems business, that are not expected to contribute to positive cash flow in the near term,  including the elimination of Viking’s U.S. direct sales force and a reduction in related clinical and marketing expenses.

We historically financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through June 30, 2008, we raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of June 30, 2008, we had cash of $462,437.

Net cash used in operating activities was $2,401,307 and $4,950,842 during the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities during 2008 compared with 2007 was attributable primarily to a smaller operating loss in 2008, after excluding non-cash stock option expense combined with less cash consumed in working capital.

Net cash provided by financing activities was approximately $2.6 million and $4.9 million during the six month periods ended June 30, 2008 and 2007, respectively. The net cash provided by financing activities in 2008 resulted from selling common stock in connection with the Recapitalization while the cash provided during the first six months of 2007resulted primarily from the proceeds of selling convertible debentures.

On August 5, 2008, the “Company licensed its patent portfolio to Intuitive Surgical, Inc. pursuant to an Exclusive License Agreement (the “License Agreement”).  The License Agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of the Company’s current patents in the medical robotics field, as defined in the License Agreement.  The Company maintains the right to sell non-stereoscopic products and its current stereoscopic products that utilize the licensed patents in the medical robotics field.  The Company received $1 million for the license.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2008 Compared with the Three and Six Month Periods Ended June 30,  2007

Sales.  We had sales of approximately $1,465,000 for the three months ended June 30, 2008 and of approximately $2,850,000 for the three months ended June 30, 2007, representing a decrease of approximately 48%.  Sales decreased approximately $1,900,000 or 40% for the six month period ending June 30, 2008 as compared with the same period in 2007.

The decrease in revenues during 2008 was due to decreased sales in both 3Di and OEM products and service.  The decrease in OEM sales is a result of fluctuations of significant specific customer demand. The decline in 3Di systems sales is a result of the transition from a sales force orientation to indirect sales through our distribution channels. Sales to individual customers equaling 10% or more of revenues in the three months ended June 30, 2008 were to three customers who accounted for 50%, 14% and 10% of revenues, respectively. Sales to individual customers exceeding 10% or more of revenues in the six months ended June 30, 2008 were to three customers who accounted for 41%, 15% and 12% of revenues, respectively.   Viking  had previously projected full year 2008 sales of $11 million to $12 million.  Based on the first half results and assessment of business prospects for the remainder of the year, we no longer believe the Company will reach the previous sales projection for 2008.

Gross Profit. Gross profit was approximately $162,000 or 11% for the three months ended June 30, 2008 and approximately $815,000 or 29% for the same period in 2007. Gross profit was approximately $323,000 or 11% for the six months ended June 30, 2008 and approximately $1,360,000 or 28% for the six months ended June 30, 2007.

The decrease in gross margin percentage for both periods is due to the higher per unit production cost associated with lower volumes as compared with 2007 and lower sales of non OEM products which typically carry higher gross margins.

Operating Expenses.  We incurred operating expenses of approximately $1,214,000 for the three months ended June 30, 2008 and approximately $2,799,000 for the three months ended June 30, 2007.  Excluding non-cash stock based compensation expense, total operating expenses for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007 were approximately $1,094,000, $2,674,000, $2,381,000 and $4,788,000, respectively. This represents decreases of 59% and 50% respectively,  in  operating expenses during the  three and six months ended June 30, 2008 compared with the same periods in 2007.  These decreases are primarily a result of cost reductions implemented in the fourth quarter of 2007.

Sales and Marketing Expense. Sales and marketing expenses were approximately $403,000 for the three months ended June 30, 2008 and approximately $1,424,000 for the three months ended June 30, 2007.   For the six months ended June 30, 2008 sales and marketing expense was approximately $794,000 compared with $2,569,000 for the same period in the prior year.  These decreases of approximately $1,021,000 and $1,775,000, respectively are due to reductions in our marketing efforts and the elimination in October 2007 of our 3Di direct sales force.

Research and Development Expense.  We had research and development expenses of approximately $193,000 for the three months ended June 30, 2008 and $627,000 for the three months ended June 30, 2007, representing a decrease of approximately $434,000. For the six months ended June 30, 2008, research and development expense decreased approximately $608,000 from $1,038,000  for the same period in the prior year to $430,000. This decrease is due to the temporary elimination of certain expenses related to next generation 3Di systems as well as classification of certain engineering expenses as cost of sales for activities associated with a third party development contract for 3Di vision products.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were approximately $619,000 for the three months ended June 30, 2008 and approximately $748,000 for the three months ended June 30, 2007.  General and administrative expenses were approximately $2,003,000 for the six months ended June 30, 2008 and approximately $1,381,000 for the six months ended June 30, 2007.  Included in general and administrative expense is for the three months ended June 30, 2008 and 2007, is non cash stock option charges of $120,533 and $124,586, respectively. Included in general and administrative expense for the six months ended June 30, 2008 and 2007 is non cash stock option charges of $845,324 and $199,318, respectively.

Excluding the non cash stock option charges, general and administrative expense decreased approximately $126,000 or 20% during the three months ended June 30, 2008 as compared with the same period in the prior year. This decrease is primarily due to lower facility costs associated with the elimination of our San Diego office during the fourth quarter of 2007, elimination of certain patent licensing fees and the decrease in corporate related travel.

For the six months ended June 30, 2008 general and administrative expense decreased approximately $24,000 excluding non cash stock option charges.  Partially offsetting the decrease for the three months ended June 30, 2008 was increased legal expense  in the first quarter of 2008 of  approximately $158,000 as compared with the prior year due to services associated with the Recapitalization and public company costs. Additionally, we accrued an employee separation charge of approximately $90,000 during the quarter ended March 31, 2008.

Other Income and Expenses.   During the three months ended June 30, 2008, other income and expense totaled to income of $1,684 compared with other income of $560,587 for the same period in 2007.  The prior year period included a non-cash gain from derivative liabilities of $1,816,842 partially offset by accrued liquated damages and amortization of debt discount.  We had none of these items during the three months ended June 30, 2008

For the six months ended June 30, 2008, we recorded other expense of approximately $2,109,000  most of which was recorded during the first quarter.  During the first quarter of 2008, we recorded a charge of approximately $2,704,000 related to the Recapitalization transaction (see Note 2 to the interim financial statements).  This charge was offset by the reversal of approximately $271,000 related to accrued fees associated with the Company’s failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain of approximately $307,000 related to the decrease in value of the Company’s derivative instruments.  For the six months ended June 30, 2007, we recorded total other expense of approximately $2,182,000.

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

Operating Loss Before Non-Cash Charges
A reconciliation of net loss in accordance with generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Net loss, as reported	$(1,050,654)	$(1,423,652)	$(5,012,125)	$(5,810,433)
Adjustments:
Total other (income)/expense	(1,681)	(560,587)	2,018,924	2,182,460
Non-cash stock option expense	120,533	124,586	845,329	199,318
Depreciation and amortization	133,689	124,019	265,202	254,322
Operating loss before non cash charges	$(798,113)	$(1,735,634)	$(1,882,670)	$(3,174,333)

Use of Estimates and Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the quarters  ended June 30, 2008 and 2007, no impairment of long-lived assets was recorded.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The adoption of SFAS 157 for our financial assets and liabilities as of January 1, 2008 did not have a material effect on our financial statements. We are currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, the Company did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

Forward Outlook and Risks

This Form 10-Q contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q and our Form 10-KSB for the year ended December 31, 2007. These forward-looking statements represent our judgment as of the date of this Form 10-Q.. We disclaim, any intent or obligation to update our forward-looking statements.

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

We are Controlled by a Limited Number of Stockholders.  A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of June 30, 2008, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.7% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from July 23, 2008) were exercised, may beneficially own approximately 33,957,832 shares or  58.6% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above.

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

ITEM 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

None

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

Dated: August 18, 2008	VIKING SYSTEMS, INC.

By /s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

By /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer)