Form 10-Q
period 2008-09-30
VIKING SYSTEMS INC
filed 2008-11-14
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
 (Address of principal executive offices) (Zip Code)

(508) 366-3668
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant had 42,715,110 shares of common stock, $0.001 par value per share, outstanding as of  November 12, 2008.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2008

PART I - FINANCIAL INFORMATION

		Page of
		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at September 30, 2008 and December 31, 2007	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5-6
	Notes to Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	September 30, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$371,475	$317,098
Accounts receivable	929,443	1,371,913
Inventories	2,190,880	1,816,621
Prepaid expenses	190,645	64,324
Other current assets	-	108,512
Total current assets	3,682,443	3,678,468

Property and equipment, net	313,772	583,372
Other non-current assets	-	127,500
Intangible assets, net	227,503	280,000
Total assets	$4,223,718	$4,669,340

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,384,482	$1,828,831
Accrued expenses	854,115	2,662,687
Deferred revenue	28,712	232,331
Capital lease obligations - current	40,051	38,541
Convertible debentures, related party net	-	506,531
Convertible debentures, net	-	1,637,707
Derivative liability	-	349,105
Total current liabilities	2,307,360	7,255,733

Capital lease obligations	2,446	35,364

Commitments and contingencies (Note 10)

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; 0, and 7,789 shares outstanding at September 30, 2008 and December 31, 2007, respectively (aggregate liquidation preference of $8,814,241 at December 31, 2007)	-	8,814,241

Stockholders’ Equity (Deficit):

Common stock, $0.001 par value, 400,000,000 shares authorized;
42,556,610 and 1,398,681 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	42,557	1,399
Additional paid-in capital	26,398,683	8,034,205
Accumulated deficit	(24,527,328)	(19,471,602)
Total stockholders' equity (deficit)	1,913,912	(11,435,998)
Total liabilities and stockholders' equity (deficit)	$4,223,718	$4,669,340

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales, net	$1,585,826	$1,856,162	$4,447,528	$6,630,951
Cost of sales
Cost of goods sold	1,261,819	1,598,833	3,800,380	5,013,804
Inventory valuation charge	372,440	-	372,440	-

Total cost of sales	1,634,259	1,598,833	4,172,820	5,013,804

Gross (loss) profit	(48,433)	257,329	274,708	1,617,147

Operating expenses:
Selling and marketing	278,927	1,073,121	1,072,491	3,641,921
Research and development	183,711	563,214	613,917	1,601,643
General and administrative	533,486	1,106,199	2,536,060	2,486,761
Total operating expenses	996,124	2,742,534	4,222,468	7,730,325
Operating loss	(1,044,557)	(2,485,205)	(3,947,760)	(6,113,178)

Other income (expense):
Interest income	1,432	12,316	19,503	41,770
Interest expense	(1,272)	(257,315)	(3,052)	(670,230)
Loss on recapitalization transaction	-	-	(2,703,776)	-
License Fee	1,000,000	-	1,000,000	-
Other income (expense)	798	-	272,298	-
Loss on abandonment of property and equipment	-	(100,883)	-	(100,883)
Amortization of debt discount	-	(700,741)	-	(1,306,227)
Accrued liquidated damages	-	(429,248)	-	(1,006,864)
Gain (loss) on derivative liability	-	(2,270,162)	307,061	(2,886,059)
Total other income (expense)	1,000,958	(3,746,033)	(1,107,966)	(5,928,493)
Net loss	$(43,599)	$(6,231,238)	$(5,055,726)	$(12,041,671)
Series B Preferred stock dividend	-	(156,278)	-	(481,001)
Net loss applicable to common stockholders	$(43,599)	$(6,387,516)	$(5,055,726)	$(12,522,672)

Net loss applicable to common stockholders per share - basic and diluted	$(0.00)	$(4.65)	$(0.12)	$(9.46)

Weighted average shares - basic and diluted	42,556,610	1,373,182	42,105,975	1,323,893

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,055,726)	$(12,041,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,179	409,545
Stock based compensation expense	965,857	289,316
Amortization of debt discount and debt issuance costs	-	1,306,227
(Gain) loss on derivative liability	(307,061)	2,886,058
Loss on recapitalization transaction	2,703,776	-
Loss on abandonment of property and equipment	-	100,883

Changes in operating assets and liabilities:

Accounts receivable	442,470	(134,430)
Inventories, net	(357,586)	(1,230,480)
Prepaid expenses	(126,321)	(95,303)
Other current assets	108,512	(124,085)
Accounts payable	(444,349)	33,788
Accrued expenses	(535,497)	1,737,256
Deferred revenue	(203,619)	37,658

Net cash used in operating activities	(2,423,365)	(6,825,238)

Cash flows from investing activities:
Purchase of property and equipment	(80,755)	(159,565)
Net cash used in investing activities	(80,755)	(159,565)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,589,905	-
Payment of debt offering costs	-	(84,967)
Proceeds from related party notes	-	300,000
Proceeds from exercise of stock options	-	4,000
Repayment of capital lease obligations	(31,408)	(29,847)
Proceeds from convertible debt	-	7,275,000

Net cash provided by financing activities	2,558,497	7,464,186
Net change in cash and cash equivalents	54,377	479,383

Cash and cash equivalents at beginning of period	317,098	440,465
Cash and cash equivalents at end of period	$371,475	$919,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,039	$178,368
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited  (continued)

Non-cash, investing and financing activities:

As more fully described in Note 3 to these financial statements, during the nine months ended September 30, 2008, the Company:

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

During the nine months ended September 30, 2007, the Company:

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

●	Issued 24,043 shares of common stock in connection with the conversion of 207 shares of Series B Preferred stock plus certain accrued dividends.

●	Issued 47,791 shares of common stock as payment for interest and liquidated damages on the Company’s then outstanding convertible debt.

●	Recorded a derivative liability of $5,376,533 in connection with the issuance in February 2007 of 8% Secured Convertible Debentures.

The accompanying notes are an integral part of the financial statements.

1.           INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“we,” “us, “our,” “Viking” or the “Company”) as of  September 30, 2008 and the statements of operations and cash flows for the periods ended September 30, 2008 and 2007 are unaudited. However, management, in its opinion, has made all adjustments necessary to make the information presented not misleading. The balance sheet as of December 31, 2007 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2007, included in Viking's Form 10-KSB filed on March 31, 2008 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended September 30, 2008 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

2.           LIQUIDITY

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  For the nine months ended September 30, 2008, the Company has recorded a net loss of $5,055,726 and cash used in operating activities was $2,423,365.  As of September 30, 2008, the Company had $371,475 of cash and cash equivalents and a net working capital balance of $1,375,083.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  Management has taken steps to reduce the Company’s operating expenses, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.    In addition, we continue to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements.  In this regard, in August 2008, the Company entered into a technology licensing arrangement pursuant to which we received proceeds of $1.0 million.    We are in the process of engaging an investment banking firm to assist management in exploring business combinations and/or raising additional capital. However, no assurances can be given that the Company will be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The interim financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

3.           RECAPITALIZATION

On January 4, 2008, the Company completed execution of a Recapitalization Plan (the “Recapitalization Plan”).  This Recapitalization Plan was developed during the fourth quarter of 2007. In November 2007, Viking received approval, subject to finalization of  certain terms and execution of final documentation, from 100% of the holders of its Series B Variable Dividend Convertible Preferred Stock (the “Preferred Stock”) and Viking’s 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of between $2.5 and $3.0 million in the common stock of Viking  (the “New Investment”) and a redistribution of Viking’s common stock among the current holders of Viking’s common stock, Preferred Stock, Debentures and the investors providing the New Investment.

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

The purchasers of the common stock pursuant to the Securities Purchase Agreement were three institutional investors and William C. Bopp,  at the time the Company’s Chairman of the Board (currently Chairman and Chief Executive Officer), who paid $1,750,000 for 9,800,024 shares of common stock and warrants that may be exercised for 9,800,024 shares of common stock.

Loss on Recapitalization
In connection with the January 4, 2008 Recapitalization, the Company recorded a non-cash charge of $2,703,776.  We determined the fair value of the common stock issued in exchange for the Debentures based on the $0.18 price for common shares sold as part of the Recapitalization.  The charge comprises the following;

	Nine Months Ended
	September 30, 2008
Debentures then outstanding	$7,976,533
Less unamortized debt discount	(5,832,295)
Net carrying value at time of recapitalization	2,144,238
Fair value of common stock exchanged for Debentures	4,000,644
Loss on conversion of debentures into common stock		$(1,856,406)
Write-off unamortized debt issue costs		(80,738)

Estimated fair value of warrants issued to Debenture and Preferred Stockholders in excess of estimated fair value of warrants cancelled		(2,039,705)

Accrued obligations extinguished/forgiven in connection with Recapitalization:
Debenture interest	$302,306
Liquidated damages	849,178
Interest on unpaid Preferred Stock dividends	121,589
Total gain from extinguished obligations		1,273,073
Total loss on Recapitalization transaction		$(2,703,776)

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

4.           LOSS PER SHARE

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.

Due to the net losses for the three and nine month periods ended September 30, 2008 and 2007, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the three and nine month periods ended September 30, 2008 presented are the same. For the purposes of this calculation, net loss for the three and nine months ended September 30, 2007 has been adjusted for dividends on preferred stock accrued during that period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Convertible Debentures	-	886.281	-	886,281
Convertible Preferred Stock	-	865,889	-	865,889
Warrants	27,985,019	1,077,029	27,985,019	1,077,029
Stock Options	6,374,440	193,680	6,374,440	193,680
Total	34,359,459	3,022,879	34,359,459	3,022,879

5.           INVENTORY

Details of our inventory account balances are as follows:

	September 30, 2008	December 31, 2007
Inventories:
Parts and supplies	$1,351,017	$992,338
Work-in-progress	394,157	548,268
Finished goods	943,324	439,855
Valuation reserve	(497,618)	(163,840)
	$2,190,880	$1,816,621

6.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Wages and salaries	$268,557	$388,382
Board of director fees	192,013	251,100
Registration delay fees	161,574	434,214
Professional and consulting fees	158,001	201,577
Liquidated damages	-	849,178
Interest on unpaid preferred stock dividends	-	121,589
Debenture interest	-	302,306
Other accrued expenses	73,970	114,341
	$854,115	$2,662,687

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

The Company is primarily subject to U.S. federal and state income tax. Tax years ended December 31, 2004 and after remain open to examination by U.S. federal and state tax authorities. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

During the three months ended September 30, 2008 and 2007, the Company recorded $120,533 and $89,998 respectively, and during the nine months ended September 30, 2008 and 2007 the Company recorded  $965,857 and $289,316, respectively in non-cash stock-based compensation expense pursuant to SFAS 123R. As of September 30, 2008, there was approximately $1.3 million total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of stock options granted during the nine months ended September 30, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of 3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the nine months ended September 30, 2008 were valued at $1,779,528.  Based on vesting terms, $549,704 of this amount was recognized during the nine months ended September 30, 2008, leaving $1,229,824 to be recognized over the remaining weighted average vesting period of 2.25 years.

The following table summarizes the stock option transactions during the nine months ended September 30, 2008:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2007	154,840	$18.50	6.5
Granted	6,865,000	$0.33	9.67
Cancelled and expired	(566,400)	$0.33
Surrendered	(79,000)	$19.16
Options outstanding September 30, 2008	6,374,440	$0.58	9.36

Options exercisable at September 30, 2008	854,380	$2.15	9.02

During the first quarter of 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the nine months ended September 30, 2008, 6,715,000 shares were issued under the 2008 Equity Plan and 150,000 shares were issued under the Directors’ Plan.

During the first quarter of 2008, six employees surrendered 79,000 previously issued stock options and in the quarter ended September 30, 2008, 560,000 options previously granted under the 2008 Plan were cancelled.  At September 30, 2008, 644,000 shares remain available for grant under the 2008 Equity Plan.  In connection with the surrender of stock options during the first quarter of  2008, the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

9.    WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the nine months ended September 30, 2008:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Warrants outstanding December 31, 2007	1,299,252	$8.21
Expired	(62,500)	$0.35
Cancelled in Recapitalization	(1,109,808)	$6.00
Exchanged/issued for cancelled warrants	13,298,038	$0.18
Issued in connection with Recapitalization sale of common stock	14,560,037	$0.18
Outstanding September 30, 2008	27,985,019	$0.18	4.25 years

10.           COMMITMENTS AND CONTINGENCIES

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007 we had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of restricted securities. Additionally, certain holders of the convertible notes did not respond to the Company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At September 30, 2008, the Company has accrued $161,574 related to this matter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this quarterly report on Form 10-Q.

Overview

We are a leading worldwide developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally invasive surgical procedures, that reduce patient trauma and recovery time.

We manufacture two dimensional  digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer (“ODM”) programs and Original Equipment Manufacturer (“OEM”) programs.

We sell our proprietary visualization system (“3Di Vision System”) under the Viking brand to hospitals and outpatient surgical centers through a network of independent sales representatives in the United States and outside the United States through our distributor network.  We also sell our CardioCam product through these channels.

In October 2007, our board of directors approved a revised strategic direction for our Company.  This strategy includes focusing on our ODM/OEM business while significantly reducing the expenses associated with our 3Di Vision Systems business.  We intend to continue our 3Di Vision Systems business on a reduced basis by utilizing our independent sales representatives and our existing distributor network. This strategic direction was approved by a five-person board of directors, none of whom is on the board today.   The currently-constituted board of directors re-evaluated this decision in light of our subsequent experience and considered various modifications to the business strategy.  The Board determined that such modifications would include additional investment in our 3Di technology followed by investment in our U.S. distribution channels.  However, we can not implement these initiatives until either we enter into a business combination or raise substantial capital resources.   We are in the process of  engaging an investment banking firm to assist our management in exploring business combinations and/or raising additional capital.

We believe that the revised strategic direction of October 2007 enabled us to reduce expenses, primarily associated with the 3Di Vision Systems business, that are not expected to contribute to positive cash flow in the near term,  including the elimination of our U.S. direct sales force and a reduction in related clinical and marketing expenses.

Recapitalization

On January 4, 2008, we completed execution of a recapitalization plan (the “Recapitalization Plan”).  This Recapitalization Plan was developed during the fourth quarter of 2007. In November 2007, we received approval, subject to finalization of certain terms and execution of final documentation, from 100% of the holders of our Series B Variable Dividend Convertible Preferred Stock (the “Preferred Stock”) and our 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of between $2.5 and $3.0 million in our common stock (the “New Investment”) and a redistribution of our common stock among the current holders of our common stock, Preferred Stock, Debentures and the investors providing the New Investment.

In consummating the Recapitalization Plan, the redistribution of our capital was accomplished on January 4, 2008 through the following: (i) a 1:50 “reverse split” of our common stock, (ii) entry into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective securities held in our Company (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of our common stock and warrants which may be exercised for common stock; and (iii) entry into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of our common stock and warrants which may be exercised for shares of our common stock.   As part of the recapitalization, we executed the Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share, or aggregate consideration of $2,600,000.

Liquidity and Capital Resources

We historically financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through September 30, 2008, we raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of September 30, 2008, we had cash of $371,475.

Net cash used in operating activities was $2,423,365 and $6,825,238 during the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities during 2008 compared with 2007 was attributable primarily to the receipt of $1 million from a technology license agreement during the third quarter of 2008 and a smaller operating loss in 2008, after excluding non-cash stock option expense combined with less cash consumed in working capital.

Net cash provided by financing activities was approximately $2.6 million and $7.4 million during the nine months ended September 30, 2008 and 2007, respectively. The net cash provided by financing activities in 2008 resulted from selling common stock in connection with the Recapitalization Plan while the cash provided during the first six months of 2007 resulted primarily from the proceeds of selling convertible debentures.

On August 5, 2008, we licensed our patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement (the “License Agreement”).  The License Agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of our current patents in the medical robotics field, as defined in the License Agreement.  We maintained the right to sell non-stereoscopic products and our current stereoscopic products that utilize the licensed patents in the medical robotics field.  We received $1 million for the license.

Absent a business combination, we believe that we may need to raise additional capital to execute our business plan and continue our operations for the next twelve months.   Such financing may not be available on acceptable terms, or at all. We do not have any arrangements with any bank, financial institutions or investors to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we fail to secure such financing and we are not generating positive cash flow, we will consider other options, including curtailing operations or seeking bankruptcy protection.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2008 Compared with the Three and Nine Month Periods Ended September 30, 2007

Sales.  We had sales of approximately $1,586,000 for the three months ended September 30, 2008 and of approximately $1,856,000 for the three months ended September 30, 2007, representing a decrease of approximately 15%.  Sales decreased approximately $2,183,000 or 33% for the nine month period ending September 30, 2008 as compared with the same period in 2007.

The decrease in revenues during the third quarter of 2008 as compared with the same quarter in the prior year was due to lower sales of our 3Di product.  For the nine month period, sales were lower in 2008 in both 3Di and OEM products and service.  The decrease in OEM sales is a result of fluctuations of significant specific customer demand. The decline in 3Di systems sales is a result of the transition from a sales force orientation to indirect sales through our distribution channels. Sales to individual customers equaling 10% or more of revenues in the three months ended September 30, 2008 were to three customers who accounted for 27%, 25% and 10% of revenues, respectively. Sales to individual customers equaling 10% or more of revenues in the nine months ended September 30, 2008 were to three customers who accounted for 36%, 17% and 11% of revenues, respectively.

Gross (Loss) Profit. For the three months ended September 30, 2008, gross loss amounted to approximately $48,000, or 3% of revenue compared with approximately $257,000, or 14% of revenue, for the same period in 2007. Gross profit was approximately $275,000, or 6% of revenues, for the nine months ended September 30, 2008 and approximately $1,617,000, or 24% of revenues, for the nine months ended September 30, 2007.  Gross (loss) profit was adversely impacted for both the three and nine month periods ended September 30, 2008 due to the recording of approximately $372,000 of inventory reserves for slow moving and obsolete inventory.

Excluding the charge for slow moving and obsolete inventory, gross margin was approximately 15.5% of revenue for the nine months ended September 30, 2008 compared with 24% for the same period in the prior year.  This decrease in gross margin percentage  is due to the higher per unit production cost associated with lower volumes as compared with 2007 and lower sales of non OEM products which typically carry higher gross margins.

Operating Expenses.  We incurred operating expenses of approximately $996,000 for the three months ended September 30, 2008 and approximately $2,742,000 for the three months ended September 30, 2007.  Excluding non-cash stock-based compensation expense, total operating expenses for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007 were approximately $876,000, $2,653,000, $3,257,000 and $7,441,000 respectively. This represents decreases of 67% and 56% respectively, in operating expenses during the three and nine months ended September 30, 2008 compared with the same periods in 2007.  These decreases are primarily a result of cost reductions implemented in the fourth quarter of 2007.

Sales and Marketing Expense. Sales and marketing expenses were approximately $279,000 for the three months ended September 30, 2008 and approximately $1,073,000 for the three months ended September 30, 2007.   For the nine months ended September 30, 2008, sales and marketing expense was approximately $1,073,000 compared with $3,642,000 for the same period in the prior year.  These decreases of approximately $794,000 and $2,569,000, respectively, are due to reductions in our marketing efforts and the elimination in October 2007 of our 3Di direct sales force.

Research and Development Expense.  We had research and development expenses of approximately $184,000 for the three months ended September 30, 2008 and $563,000 for the three months ended September 30, 2007, representing a decrease of approximately $379,000. For the nine months ended September 30, 2008, research and development expense decreased approximately $988,000 from $1,602,000 for the same period in the prior year to $614,000. This decrease is due to the temporary elimination of certain expenses related to next generation 3Di systems as well as classification of certain engineering expenses as cost of sales for activities associated with a third party development contract for 3D vision products.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were approximately $533,000 for the three months ended September 30, 2008 and approximately $1,106,000 for the three months ended September 30, 2007.  General and administrative expenses were approximately $2,536,000 for the nine months ended September 30, 2008 and approximately $2,487,000 for the nine months ended September 30, 2007.  Included in general and administrative expense for the three months ended September 30, 2008 and 2007 are non-cash stock option charges of $120,533 and $89,998, respectively. Included in general and administrative expense for the nine months ended September 30, 2008 and 2007 are non-cash stock option charges of $965,857 and $289,316, respectively.

Excluding the non-cash stock option charges, general and administrative expense decreased approximately $603,000, or 59%, during the three months ended September 30, 2008 as compared with the same period in the prior year. This decrease is primarily due to lower legal expenses, facility costs associated with the elimination of our San Diego office during the fourth quarter of 2007, elimination of certain patent licensing fees and the decrease in corporate related travel.

For the nine months ended September 30, 2008, general and administrative expense decreased approximately $627,000 excluding non-cash stock option charges.

Non Operating Income and Expenses.   During the three months ended September 30, 2008, non operating income and expense totaled to income of $1,000,958 compared with expense of $3,746,033 for the same period in 2007.  The prior year period included a non-cash loss from derivative liabilities of $2,270,162 and accrued liquated damages expense and amortization of debt discount.  We had none of these items during the three months ended September 30, 2008.

For the nine months ended September 30, 2008, we recorded non operating expense of approximately $1,107,000.  During the first quarter of 2008, we recorded a charge of approximately $2,704,000 related to the Recapitalization Plan transaction (see Note 2 to the interim financial statements).  This charge was offset by the reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.  During the third quarter of 2008, we recorded license fee income of $1,000,000 and during the first quarter of 2008, we recorded a non-cash gain of approximately $307,000 related to the decrease in value of our derivative instruments.  For the nine months ended September 30, 2007, we recorded total other expense of approximately $5,928,000.

Subsequent to the Recapitalization Plan, all of our outstanding derivative instruments (warrants) were classified as equity instruments and, as such, are no longer revalued each balance sheet date.

Operating Loss Before Non-Cash Charges
A reconciliation of net loss in accordance with generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
Net loss, as reported	$(43,599)	$(6,231,238)	$(5,055,726)	$(12,041,671)
Adjustments:
Total other (income)/expense	(1,000,958)	3,746,033	1,107,966	5,928,493
Non-cash stock option expense	120,533	89,998	965,857	289,316
Depreciation and amortization	120,977	155,223	386,179	409,545
Operating loss before non-cash charges	$(803,047)	$(2,239,984)	$(2,595,724)	$(5,414,317)

Use of Estimates and Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition, stock-based compensation and derivative liabilities. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Financial Statements.

Inventory. Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Income Taxes. In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in our Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on our financial statements.

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the quarters ended September 30, 2008 and 2007, no impairment of long-lived assets was recorded.

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

For the sale of products and services as part of a multiple-element arrangement, we allocate revenue from multiple-element arrangements to the elements based on the relative fair value of each element. For sales of extended warranties with a separate contract price, we defer revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, we did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160” ). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for our Company beginning January 1, 2009. We are currently evaluating the impact, if any, this statement will have on our financial position, cash flows, or results of operations, but believe it is unlikely to have a material impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact, if any, this statement will have on our financial position, cash flows, or results of operations, but believe it is unlikely to have a material impact.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for our Company beginning January 4, 2009 (the first day of fiscal 2009). Early application is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently in the process of evaluating what impact FAS 161 may have on the disclosures in our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We do not expect SFAS 161 to have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect FSP FAS 142-3 to have a material impact on its financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for our Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP APB 14-1 on our consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for our Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of nor have any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Forward Outlook and Risks

This Form 10-Q contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q and our Form 10-KSB for the year ended December 31, 2007. These forward-looking statements represent our judgment as of the date of this Form 10-Q. We disclaim any intent or obligation to update our forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Additional Financing Requirements.  We believe that we may need to seek additional financing in order to fund our operations and carry out our business plan for the next twelve months. The general weakening of the economy and increased financial instability of many borrowers has resulted in a general tightening of capital availability.  Many lending and investing institutions that have traditionally been sources of capital have experienced significant losses and lack of liquidity. These conditions may adversely impact our ability to raise capital. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.  Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions.  As a result of recent economic events, potential customers may elect to defer purchases of capital equipment items, such as the products we manufacture and supply.  Additionally, the credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all.  These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

Possibility of Total Loss of Investment. An investment in our Company is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

Operating History. We were inactive in 2002 and 2003. We commenced active operations by acquiring assets from Vista Medical Technologies, Inc. in April 2004, and 2005 was our first full year of operation. Potential investors should be aware that there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have had limited revenues since our formation.

We are Controlled by a Limited Number of Stockholders.  A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of September 30, 2008, our directors and executive officers as a whole, may beneficially own 18,612,916 shares or  43.7% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from November 3, 2008) were exercised, may beneficially own 33,957,832 shares or  58.6% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above.

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

Medical Products Industry Operations Risks

We acquired assets and operations from Vista Medical Technologies, Inc. as described above. We also may attempt to acquire additional medical products and operations from time to time as opportunities become available. Our operations in the medical product industry subject us to various risks which include, but are not limited, to the following:

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

We expect that our products typically will be used by hospitals and surgical centers, that bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients.  Third-party payers carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance.  Payment rates from private companies also vary depending on the procedure performed, the third-party payer, the insurance plan and other factors.  Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis and compensates physicians at a pre-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure.  Medicare and other third-party payers are increasingly scrutinizing whether to cover new products and the level of payment for new procedures.  The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person.  We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2008, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2008, we are not in default with respect to any indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

During the quarter ended September 30, 2008, we did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation, dated June 8, 2006 (included as Exhibit 3.1 to the Form 10-KSB filed March 31, 2008 and incorporated herein by reference).

3.2
Certificate of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock, dated May 22, 2006 (included as Exhibit 4.01 to the Form 8-K filed May 25, 2006 and incorporated herein by reference).

3.3	Bylaws (included as Exhibit 3.3 to the Form 10-KSB filed March 31, 2008 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	VIKING SYSTEMS, INC.

By /s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

By /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)