Form 10-K
period 2008-12-31
VIKING SYSTEMS INC
filed 2009-04-15
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-49636

Viking Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
134 Flanders Road,
Westborough, MA, 01581
(Address of principal executive offices)( Zip Code)

(508) 366-3668
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
$.001 Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant on June 30, 2008 was approximately $11,732,410 (based on a total of 23,943,694 shares of the registrant’s common stock held by non-affiliates on June 30, 2008, at the closing price of $0.49 per share). Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 31, 2009 was 42,715,110.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

ITEM 1. BUSINESS

General

We are a leading worldwide developer, manufacturer and marketer of visualization solutions for complex, minimally-invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally-invasive surgical procedures, which reduce patient trauma and recovery time.

We sell our proprietary visualization system, (3Di Vision System) under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.  We also sell our CardioCam/MiniCam product through these channels..  Our 3Di System is an advanced three dimensional (“3D”) vision system used by surgeons for complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.   CardioCam is a unique product designed to provide a stable, high resolution video stream of the open field in cardiac surgery or other procedures.

We also manufacture two dimensional (“2D”) digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer (“ODM”) programs and Original Equipment Manufacturer (“OEM”) programs.

Our technology and know-how center on our core technical competencies in optics, digital imaging, sensors, and image management. Our focus is to deliver advanced visualization solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

As of December 31, 2008, we believe more than 100 of our proprietary visualization systems were in service worldwide.  Moreover, we have sold more than 1,300 2D digital cameras to ODM/OEM partners, including Boston Scientific Corporation (“Boston Scientific”) and Medtronic, Inc. (“Medtronic”).   Our ODM products are jointly designed with our partners to meet their exact specifications for their particular market.

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

Since the acquisition of the assets from Vista in 2004, we have taken many actions to commercialize the technology, including the following:

•	Completed the development of the 3Di System, which was launched at the American College of Surgeons Clinical Congress in October 2004;

•	Rebranded the visualization technology product developed from the Visualization Assets:

•	Established an international, independent distribution network for the 3Di systems;

•
Demonstrated the clinical acceptance of the 3Di System in hundreds of urology, gynecology, and general surgery procedures, including many complex minimally invasive surgical procedures, such as laparoscopic radical prostatectomy, laparoscopic bariatric surgery, laparoscopic pyeloplasty, laparoscopic pelvic floor reconstruction and laparoscopic hysterectomy;

•
In 2006, we demonstrated the effective use of the 3Di system with integrated images from compatible surgical devices, including real-time ultrasound, fluoroscopy, surgical navigation, ablation, immunoscintography and other diagnostic information;

•	Added significant ODM/OEM partners such as B. Braun and Boston Scientific;

•	Launched a 3D display product configuration compatible with the Intuitive Surgical da Vinci robotic system enabling the tableside assistant the same 3D view as the primary surgeon;

•	Launched a high definition endoscopic video system in December 2007 for the ODM/OEM marketplace; and

•	Launched CardioCam/MiniCam, a 2D, 7 millimeter flexible camera, at the Society of Thoracic Surgeons annual meeting in January 2008.

PRODUCT AND TECHNOLOGY OVERVIEW

 Our two primary product lines are the 3Di Systems sold direct in the United States and through our distributor network outside of the United States to hospitals and out-patient surgical centers and a line of 2D digital cameras and components sold to our ODM/OEM partners.

Viking 3Di Vision System

Successful surgeries and positive patient outcomes depend on the surgical team having both the correct surgical skills and the most conducive surgical environment. Our 3Di System is designed to deliver three key benefits that aid in creating the environment a surgical team needs for success:

•	Depth Perception - Natural 3D vision is presented using advanced stereo optics with high-resolution to provide three dimensional depth perception;

•
Ergonomics - The Personal Head Display (“PHD”) provides the surgical team with freedom of movement and natural line of sight, freeing them from the uncomfortable posture required to constantly view a remotely-positioned monitor.  These ergonomic features reduce fatigue and help to optimize surgical performance; and

•
Infomatix™ - Information that we believe can be delivered through the proprietary Infomatix™ capabilities that enable on-demand presentation of critical information directly to the surgical team’s field of view through voice activated technology. Due to our limited resources, we have put the development of Informatix on hold, and we can provide no assurance as to when, or if, Informatix will be completed.

There are five key technology components that make up our 3Di System:

•
Camera - Our 3Di digital camera incorporates dual 3-Chip charge-coupled devices “CCDs” into a lightweight and ergonomic camera head featuring two convenient accessory control buttons. The camera utilizes a proprietary optical system allowing 360° scope rotation while maintaining proper image orientation, which delivers a high resolution image to each eye as viewed through the PHD. This results in clear 3D vision of the most critical anatomical structures. The 3-Chip, red, green and blue, stereo camera system is made up of two components including a camera control unit and a camera head.

•
Endosite Controller - The Endosite controller is the data hub of the 3Di System. With the capability to support up to two video sources, stereo or mono, the Endosite converts any video signal to a digital XGA format and delivers real-time clinical images to the surgical team wearing PHDs. A user-independent voice controlled module on the surgeon’s PHD directs our Infomatix™ technology, which we anticipate will provide integrated information capabilities, including on-demand presentation of critical images and clinical data to the surgical team’s visual field. This capability is extended to the control of the 3Di Video Recorder for the capture of both image and video records of the surgery for insurance, training and patient medical records.

•
Personal Head Display - The PHD is a comfortable and lightweight 3D personal monitor that serves to improve operating room ergonomics and provide stereo visualization. The technological advances of the liquid crystal displays “LCDs” are analogous to 3-Chip camera technology. The three-panel PHD allows true 3D visualization by employing three individual LCDs for each eye to display red, green and blue, resulting in vast improvements in image contrast and brightness with superior color reproduction.

•
Illumination - Our 300-watt Xenon light source provides brilliant light to any minimally invasive procedure providing uncompromising illumination for proper tissue distinction. Additional features include extended-use lamp life of 500 hours, an easy access lamp module and built-in safety features.

•
StereoScopes - StereoScopes in the 3Di System provide the advantage of a proprietary optical path to transfer optimal image resolution and illumination. Available in 10mm diameter, 0° and 30° angle of view configurations, StereoScopes deliver a wide angle, fixed focal length scope to fit a large range of procedures.

Visualization Solutions for OEM Customers

We also supply 2D digital cameras and components for several procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc. (“B. Braun”), Biomet, Inc. and Richard Wolf Medical Instruments Corporation (“Richard Wolf”). As the procedural business of our customers continues to shift to minimally invasive techniques, we intend to introduce new products, services and capabilities to respond to this important business segment. We are committed to the growth of our OEM business and believe our engineering capabilities and advanced technologies make us an ideal partner of choice for companies operating in this sector.

BUSINESS AND MARKET OPPORTUNITY

FDA-Cleared, Advanced and Affordable 3D Surgical Visualization Technology.

We believe our technology is at the forefront of advanced 3D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons seek tools and techniques that make procedures faster and easier. We believe that there are currently no comparable, FDA-cleared, 3D visualization systems on the market at our price points.

Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

Our 3Di System provides the surgical team significant clinical and workflow benefits not currently available from 2D visualization systems. Our solution provides the benefits of natural 3D vision by providing depth perception cues and a sense of spatial relativity. The image is not a computer model or digital rendering; it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the PHD provides a field of view that is more immersive than traditional two dimensional views and is in alignment with the surgeon’s orientation to his or her instruments. The ergonomic benefits help to reduce surgeon fatigue and strain associated with traditional 2D systems that require a physician to constantly view a remotely positioned monitor and compromise his or her posture.

InfomatixTM is also a proprietary future platform for the 3Di System which, when completed, we anticipate will provide the surgical team with additional information to enhance its ability to perform. We anticipate information will be available on command through a voice-activated technology that will enable viewing of secondary video and existing diagnostic information without leaving the patient. We anticipate that, upon completion, the system will be able to be configured to access clinical images from pre-surgical files and secondary video in a picture-in-picture format.  Due to our limited resources, we have put the development of Informatix on hold, and we can provide no assurance as to when, or if, Informatix will be completed.

Practical Benefits of our 3Di System Expand Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3D visualization technology provide us with attractive market opportunities. The 3Di System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market or procedures available for use by these systems. Moreover, in addition to our current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

•	Functional Endoscopic Sinus Surgery
•	Cardiothoracic surgery
•	Neuro Endoscopy
•	Pediatric Endoscopy
•	Minimally invasive spine surgery

CardioCam/MiniCam Provides Product for Cardiac Market

The CardioCam/MiniCam is a unique product targeted primarily for the cardiac market.  It is designed to provide a stable, high resolution video stream of the open field in cardiac surgery or other procedures. As incisions in cardiac surgery become smaller and smaller, it is increasingly difficult for cardiac surgeons to document procedures by conventional means including head-mounted or overhead cameras. The CardioCam/Minicam is designed to be positioned unobtrusively in the sterile field to capture the entire procedure for archiving or for displaying in the operating suite, where it is accessible to the entire team.

ODM/OEM Business Provides Recurring Revenues

The ODM/OEM business has provided us with a recurring source of revenue and has been a source of growth. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Boston Scientific, Medtronic and Biomet, Inc. We have sold over four thousand 2D digital cameras, accessories and unique visualization solutions to our ODM/OEM partners, and in 2007 and 2008 ODM/OEM sales accounted for approximately $5,235,000 and $5,137,000 in revenue, respectively.

MARKET OPPORTUNITY

We believe the primary market for our products is complex, minimally invasive surgery (“MIS”) that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe that the key growth drivers in MIS include the following:

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

We believe that the clinical benefits and broad potential application of 3D visualization technology provide us with an attractive, potentially high growth market. The 3Di System combines the visual benefits with the opportunity for rapid recovery associated with minimally invasive techniques. The technology itself is believed to be a driver of expanding procedural applications.

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

We believe our competition comes from 2D vision systems where the prices per system range from $20,000 to $80,000 and represent the low or standard end of the market. The worldwide medical market for standard 2D vision systems is approximately thirty thousand units per year.  Karl Storz GmbH, Stryker Corporation, Olympus, Inc., Conmed Corporation, Richard Wolf  and Smith & Nephew PLC are key competitors supplying 2D units.

A separate high end segment of the visualization technology market is fully immersive 3D-vision-enabled robotics, in particular Intuitive Surgical’s daVinci System, which generally sells for up to $1,500,000 per system and requires disposables that cost the hospital up to an estimated $1,500 to $3,000 per procedure.  We do not compete in this segment. Although the robotic technologies provided by companies such as Intuitive Surgical, Inc., with its proprietary da Vinci system, incorporate 3D vision capabilities into their systems, our products are not in direct competition with these products. Rather, our strategy is to offer standalone 3D vision capability at a base price of $100,000 to $150,000.

Our 3Di solution provides a higher level of technical sophistication than 2D for MIS procedures, without the high cost and technical complexity of a robotic solution. We estimate the opportunity for our 3D technology to be 1,400 systems per year, assuming 5% penetration. We believe that  this currently represents a market opportunity of approximately $100 million annually.

Our 3Di System is positioned against other 2D systems with the added benefits of depth perception, ergonomics and, eventually, Infomatix™. In hospital accounts that have purchased a robotic daVinci system, we market the 3Di System as a complementary product by positioning it as an innovative and affordable improvement for operating technique and patient care.

OEM MARKET DEVELOPMENT

We anticipate the trend of converting open surgical procedures to minimally invasive techniques will continue to grow at a double digit rate for the foreseeable future. The common element of minimally invasive techniques is that the surgeon must rely on a means other than direct visualization to operate effectively. We believe we are uniquely positioned to provide a broad range of direct visualization solutions to the OEM marketplace. We believe we will be able to leverage our long-standing customer relationships and build our customer list by adding stable, brand name companies as well as emerging companies developing novel techniques to our customer list further enabling the conversion to minimally invasive techniques with all types of visualization solutions.

SALES AND MARKETING

Our global sales and marketing effort is designed to drive adoption and to develop a premium Viking branded image for our products. We focus on implementing a multi-tiered sales initiative, developing the market segments of interest and building relationships with key opinion leaders and academic centers.

In the fourth quarter of 2007, we changed our sales approach  to stay within our financial resources.  We eliminated most of our direct sales force in the United States to conserve cash.  In the United States, we primarily sell directly through our Westborough, Massachusetts location under the direction of a long-service senior sales executive and support staff.  This group develops customer contacts, demonstrates equipment and follows up on sales made to assure customer satisfaction.  These efforts are supported by technical resources from our Westborough, MA headquarters manufacturing facility.

Outside the United States, we have agreements with distributors in Europe, Asia, the Middle East, Australia and Canada.  These sales are supported by a senior sales executive based in the United States, a clinical specialist located in the United Kingdom, and our Westborough, MA personnel.

Although these activities have been significantly scaled down since 2007, our marketing strategy includes exposure through trade shows, encouraging clinical studies and publications, and working with prominent academic healthcare institutions on new product development opportunities. Our marketing objective is to create premium brand recognition for our solutions, which we believe will support growth of 3Di system placements.

To date, we have experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

•
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3D depth perception to more safely and precisely navigate the anatomy of a patient;

•	Urological surgeons are influential in purchasing decisions;
•	The 3Di System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
•	Procedures in urology are well defined and we believe we can address the visualization requirements for most urological procedures.

OPERATIONS

We manage our product development, production and engineering functions in our Westborough, Massachusetts headquarters facility by Jed Kennedy, our President and COO, who oversees a staff of 18 full-time employees and several consultants. These personnel provide us with production capability, product development, quality assurance, regulatory affairs management and technical sales support.

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixtures, test equipment and hand tools. We outsource all fabrication operations. There is currently floor space capacity to build and ship planned OEM shipments, as well a build over 200 3Di systems per year. Additional skilled labor is readily available in the local market as production volume increases.

We utilize sole source component technology from Matsushita Electric Industrial Co., Ltd. (Panasonic), Toshiba Teli Corporation, Ltd. and Creative Display Systems, LLC. We maintain a good relationship with all three suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that we are able to make the necessary final orders and/or design modifications to support the replacement technology.

All development projects are performed in compliance with FDA guidelines and the Medical Device Directive, the regulatory requirements of the European Union for medical devices. Our policies and procedures have been audited and found to be compliant by the regulatory agencies for both the United States and Europe. All products have been tested and approved to safety standards established by the International Electrotechnical Commission, by Intertek ETL, a nationally recognized testing laboratory in the United States.

With the t upgrade of our enterprise planning software and information technology infrastructure completed during 2008, we believe the current systems and facilities will accommodate our growth projected for the next several years. Our Westborough facility is ISO 13485 certified and FDA compliant.

PRODUCT DEVELOPMENT

Our product development priorities include supporting the development phase of new OEM customer programs, supporting the clinical expansion process, upgrading and enhancing our core platform products, and developing new products to expand our product line. We are dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3D.  During 2008 and 2007 we incurred $757,186 and $1,974,457, respectively on research and development related expenses.

The following initiatives are most important to our product development roadmap:

OEM Product Development

For the OEM market, we have developed improved 2D high definition products to enhance image quality.  We are also completing development work under an engineering services contract that has provided approximately $700,000 of revenue through 2008 with approximately $120,000 remaining that we anticipate recognizing in 2009.  It is the parties’ stated intentions that this development agreement will lead to a multi-year supply agreement whereby we manufacture and supply products to the other party.  No assurance can be made that we will enter into a supply agreement as a result of this engineering contract.

In 2007 we developed our first disposable product for a startup company that is addressing the atrial fibrillation market. The first production orders were received and filled in 2008.

In 2008 we launched our CardioCam/MiniCam product for video streaming of the open field in cardiac surgery and other procedures.

 “Viking” Brand Product Development:

We will focus on enhancing and optimizing the 3Di system and the CardioCam system already in the market.  We also are continuing to evaluate the technologies available and refine the pathway for our next generation system.  While we improve visualization, we intend also to explore providing a complete advanced minimally invasive surgical solution rather than a visualization only system.

Infomatix™:

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

INTELLECTUAL PROPERTY

Our technology base was built through internal research and development and by license and acquisition. We hold fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

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

QUALITY ASSURANCE AND REGULATORY AFFAIRS

All of the medical devices we develop are regulated by the FDA in the United States. The nature of the FDA requirements applicable to medical devices depends on their classification by the FDA. Our current products are classified as Class II medical devices. A device classified as a Class II device usually requires, at a minimum, FDA 510(k) clearance. The 3Di System was cleared to be marketed in the United States via 510(k) number K021290 on June 28, 2002.

Our regulatory function is managed by Jed Kennedy and supported by a regulatory affairs consultant with over 15 years of experience in the medical device industry. The consultant also acts as our management representative as required by the Medical Device Directive. Additionally, we have two full-time employees performing quality control functions. Also, to comply with quality requirements, we rely on our suppliers’ quality systems and ISO registrations as well as historical data to support our material acceptance.

We use the following criteria to prioritize and guide the decision making process in our Quality organization:

•	Patient and user safety;

•	Comply with all applicable U.S. and international standards for medical device manufacture;

•	Highest quality product based on the product specification; and

•	On-time delivery.

Our Westborough, MA facility was the subject of a routine surveillance audit by the FDA in February 2003. No adverse findings were noted. To ensure our compliance with ISO standards, “Notified Body” inspections of our facility occur annually.  Our last Notified Body review was in June 2008 and resulted in a recommendation that we maintain our certification.

Governmental Regulation of Medical Devices

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

Device Classes

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

Device Approval

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

Investigational Device Exemption Application

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

Foreign Requirements

The sale of medical device products outside of the United States is subject to foreign regulatory requirements that vary from country to country.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.  Our failure to comply with regulatory requirements would jeopardize our ability to market our products.  The current regulatory environment in Europe for medical devices differs significantly from that in the United States.  Since June 1998, all medical devices sold in the European Union must bear the CE mark.  Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest.  Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.”  After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

Employees

As of April 7, 2009, we have 21 employees.  None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

Forward Looking Statements

This annual report on Form 10-K contains and incorporates by reference certain “forward-looking statements” with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this annual report on Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. These forward-looking statements represent our judgment as of the date of this annual report on Form 10-K. We disclaim, however, any intent or obligation to update our forward-looking statements, except as required by law.

Risks Related to our Business

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated April 15, 2009, our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of our significant operating losses and negative operating cash flows.  During the years ended December 31, 2008 and 2007, we incurred net losses of $5,752,057 and $923,290, respectively, and we incurred negative cash flows from operating activities of $2,615,399 and $6,792,845, respectively.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern explanatory paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We require additional financing and our inability to raise additional capital on acceptable terms in the future may have a material adverse effect on our business and financial condition.

We believe that it is likely that we will need to seek a business combination or additional financing in order to fund our operations and carry out our business plan for the next twelve months. The overall weakening of the economy and increased financial instability of many borrowers has resulted in a general tightening of capital availability.  Many lending and investing institutions that have traditionally been sources of capital have experienced significant losses and a lack of liquidity. These conditions may adversely impact our ability to raise capital. There can be no assurance that a business combination or such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

As part of managing our business, we frequently forecast our future cash flow and cash position.  Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.   If forecasted orders do not materialize or existing orders were cancelled or reduced, this could have a material adverse impact on our projected cash position and our ability to continue our operations.

The recent deterioration of the economy and credit markets may adversely affect our future results of operations.

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

We will likely face significant competition which could adversely affect our revenues, results of operations and financial condition.

The market for medical products and services is highly competitive and new offerings and technologies are becoming available regularly.  Many of our competitors are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.  We cannot guarantee that we will compete successfully against our potential competitors.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  Our future success will depend to a large extent on retaining our employees and our ability to attract, train, retain and motivate sufficient qualified employees to fill vacancies created by attrition or expansion of our operations.  The loss of the services of any of our executive officers or key personnel could have a material adverse effect on our business, revenues, and results of operations or financial condition.

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.   In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

We rely on a small number of customers and cannot be certain they will consistently purchase our products in the future.

Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2007 were to four customers who accounted for 20%, 14% 11% and 10% of revenues, respectively. No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

We are subject to significant domestic and international regulations and may not be able to obtain necessary regulatory clearances to sell our products.

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

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

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

Risks Related to our Stock

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained in this annual report.  The risk factors described herein, however, may not reflect all of the risks associated with our business or an investment in our common stock.  You should invest in our Company only if you can afford to lose your entire investment.

Our current management, along with a select few investors, possess a majority of our common stock and they may be able to control our Company indefinitely.

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of March 31, 2009, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.6% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from March 31, 2009) were exercised, may beneficially own approximately 35,132,832 shares or  59.3% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. As of March 31, 2009, all of the warrants and options included in the above calculation were at exercise prices above the quoted market price of our common stock.

The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our common stock currently trades on the Over-the-Counter Bulletin Board.  If the market price per share of our common stock is less than $5.00, the shares may be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC’s rules may limit the number of potential purchasers of shares of our common stock.  Moreover, various state securities laws impose restrictions on transferring “penny stocks,” and, as a result, investors in our securities may have their ability to sell their securities impaired.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.

Although our common stock currently trades on the Over-the-Counter Bulletin Board, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained.  You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.

ITEM 2. DESCRIPTION OF PROPERTY

We lease a 17,850 square foot facility in Westborough, Massachusetts.  This facility houses our corporate headquarters, manufacturing, and research and development.  The lease expires on September 30, 2010.  Under this lease we are committed to make payments totaling approximately $246,000 and $184,000 in 2009 and 2010, respectively. We believe that this facility will be adequate to meet our needs through December 2009 and we believe that we will be able to obtain additional space, as needed, on commercially reasonable terms when our lease ends.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “VKNG.OB.”   The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.  All prices have been adjusted to reflect a 1 for 50 reverse stock split effective January 7, 2008.

	High	Low
Fiscal Year Ended December 31, 2007

First Quarter	$15.50	$9.50
Second Quarter	$11.50	$8.00
Third Quarter	$11.50	$8.00
Fourth Quarter	$10.50	$0.25

Fiscal Year Ended December 31, 2008

First Quarter	$0.75	$0.25
Second Quarter	$0.51	$0.25
Third Quarter	$0.49	$0.26
Fourth Quarter	$0.30	$0.15

Fiscal Year Ending December 31, 2009

First Quarter	$0.20	$0.06

Shares Issued in Unregistered Transactions

All of the following shares of common stock were issued in unregistered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 4, 2008 the Company completed execution of a Recapitalization Plan (the “Recapitalization Plan”).  In this connection the Company issued an aggregate of 41,157,906 shares of unregistered common stock.

In October 2008, we issued 158,500 shares of common stock in settlement of amounts owed for professional services.  In aggregate, the shares were valued at $47,549.

Holders

As of March 31, 2009, there were approximately 125 stockholders of record of our common stock.

Dividends

We had accumulated and unpaid preferred stock dividends at December 31, 2007 in the amount of $1,025,241.  These accumulated and unpaid dividends were extinguished in connection with our recapitalization completed in January 2008. No dividends were owed at December 31, 2008.

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Information with respect to shares of our common stock that may be issued under our equity compensation plans is set forth in Item 12 of this annual report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this annual report on Form 10-K are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

We are a worldwide developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally invasive surgical procedures, which reduce patient trauma and recovery time.

We manufacture two dimensional (“2D”) digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer (“ODM”) programs and Original Equipment Manufacturer (“OEM”) programs.

We sell our proprietary visualization system, (3Di Vision System) under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.  We also sell our CardioCam/MiniCam product through these channels.

Liquidity and Capital Resources

On January 4, 2008, we completed execution of a Recapitalization Plan (the “Recapitalization Plan”).   In November 2007, we received approval, subject to finalization of certain terms and execution of final documentation, from 100% of the stockholders of our Series B Variable Dividend Convertible Preferred Stock (the “Preferred Stock”) and our 8% Secured Convertible Debentures due February 23, 2009 (the “Debentures”), of the Recapitalization Plan.  The Recapitalization Plan called for an additional investment of $2.5 to $3.0 million (the “New Investment”) and a redistribution of our common stock among the current holders of our common stock, Preferred Stock, Debentures and the investors providing the New Investment.

In consummating the Recapitalization Plan, the redistribution of our capital was accomplished on January 4, 2008 through the following: (i) a 1 for 50 “reverse split” of our outstanding common stock, (ii) our entry into a Recapitalization Agreement with the applicable holders, pursuant to which the holders of the Preferred Stock and Debentures exchanged their respective securities (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of our common stock and warrants which may be exercised for common stock; and (iii) our entry into a Securities Purchase Agreement with those parties making the New Investment of $2.6 million pursuant to which they were issued shares of our common stock and warrants which may be exercised for shares of our common stock.   As part of the recapitalization, we executed a Securities Purchase Agreement and completed a sale of 14,560,037 shares of our common stock for $0.178571 per share, or aggregate consideration of $2,600,000, of which we received net proceeds of $2,600,000.

In October 2007, our board of directors approved a revised strategic direction for our Company.  This strategy included focusing on our ODM/OEM business while significantly reducing expenses associated with our 3Di Vision Systems business.  We continued our 3Di Vision Systems business on a reduced basis by utilizing our independent sales representatives and our existing distributor network.  The revised strategic direction of October 2007 enabled us to reduce expenses, primarily associated with the 3Di Vision Systems business, that are not expected to contribute to positive cash flow in the near term,  including the elimination of our U.S. direct sales force and a reduction in related clinical and marketing expenses.

 In 2008, the board of directors re-evaluated this decision in light of our subsequent experience and considered various modifications to the business strategy.  The board determined to seek additional investment in our 3Di technology followed by investment in our U.S. distribution channels.  However, we cannot implement these initiatives until we either enter into a business combination or raise substantial capital resources.   In November 2008 we engaged an investment banking firm to assist our management in exploring business combinations and/or raising additional capital.  This process continues.

Absent a business combination, we believe that it is likely that we will need to raise additional capital to execute our business plan and continue our operations for the next twelve months.   Such financing may not be available on acceptable terms, or at all. We do not have any arrangements with any bank, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we fail to secure such financing and we are not generating positive cash flow, we will consider other options, including curtailing operations or seeking bankruptcy protection.

We financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2008, we have raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of December 31, 2008, we had cash of $168,767.

Net cash used in operating activities was $2,615,399 and $6,792,845 during the years ended December 31, 2008 and 2007, respectively. The decrease in net cash used in operating activities during 2008 compared with 2007 was attributable primarily to the receipt of $1 million from a technology license agreement during the third quarter of 2008 and a smaller operating loss in 2008 due primarily to our cost cutting efforts.

Net cash provided by financing activities was $2,547,823 and $7,407,274 during the year ended December 31, 2008 and 2007, respectively. The net cash provided by financing activities in 2008 resulted from selling common stock in connection with our Recapitalization Plan while the cash provided during 2007 resulted primarily from the proceeds of selling convertible debentures.

Net cash used in investing activities was $80,755 and $737,796 during the years ended December 31, 2008 and 2007, respectively. The lower level of cash used in investing activities in 2008 was primarily attributable to lower purchases in 2008 of demonstration equipment of our 3Di product line in support of our sales and marketing efforts than during 2007.

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

Results of Operations

Sales. We had sales of $6,426,996 for the year ended December 31, 2008 and $8,466,203 for the year ended December 31, 2007, representing a decrease of approximately 24%.

The decrease in sales during 2008 as compared with the prior year was primarily due to lower sales of our 3Di product.  The decline in 3Di systems sales is a result of the transition from a sales force orientation to indirect sales through our distribution channels.

Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2007 were to four customers who accounted for 20%, 14% 11% and 10% of revenues, respectively.

Gross  Profit. For the year ended December 31, 2008, gross profit amounted to $645,141, or 10% of revenue compared with $1,867,447, or 22% of revenue, for 2007.  Gross profit was adversely impacted during 2008 due to the recording of approximately $312,000 of inventory reserves for slow moving and obsolete inventory.

Excluding the charge for slow moving and obsolete inventory, gross margin was approximately 16% of revenue for the year ended December 31, 2008.  This decrease in gross margin percentage is due to the higher per unit production cost associated with lower volumes as compared with 2007 and lower sales of non-OEM products which typically carry higher gross margins.

Operating Expenses.  We incurred operating expenses of $5,279,068 for the year ended December 31, 2008 compared with $9,400,901 for the year ended December 31, 2007.  Excluding non-cash stock-based compensation expense, total operating expenses for 2008 and 2007 were approximately $4,192,000 and $ 9,147,000 respectively. This represents a decrease of 54% in operating expenses.  This decrease is primarily a result of 2008 having a full year of the cost reductions implemented in the fourth quarter of 2007.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $2,923,129 for the year ended December 31, 2008 and $3,103,763 for the year ended December 31, 2007, representing a decrease of $180,634.  General and administrative expenses for the years ended December 31, 2008 and 2007 included non-cash stock-based compensation expense of $1,086,390 and $253,592 respectively.  Excluding such charges, general and administrative expense decreased  $1,013,432, or 36% in 2008 as compared with 2007.  This decrease is due to lower legal expense, headcount and related salaries, the elimination of certain patent licensing fees, and the elimination of our San Diego office during the fourth quarter of 2007.

Sales and Marketing Expense. Sales and marketing expenses were $1,598,753 for the year ended December 31, 2008 and $4,322,681 for the year ended December 31, 2007.  This represents a decrease of $2,723,928 or 63%.  Our fourth quarter 2007 restructuring significantly reduced our marketing expense and the direct sales force for the 3Di systems. Additionally, 2008 contains approximately $250,000 of bad debt expense related to accounts where collection of amounts invoiced is considered doubtful.

Research and Development Expense.  We had research and development expenses of $757,186 for the year ended December 31, 2008 and $1,974,457 for the year ended December 31, 2007, representing a decrease of $1,217,271.  The reduction in research and development expense occurred primarily due to the reduction of personnel focused on research and development activities.  Additionally, we temporarily eliminated certain expenses and activities related to the next generation 3Di system.  We also classified certain internal labor costs directly related to a 3D vision development contract as cost of sales and matched against the related revenue during 2008 whereas during 2007 such reclassification of internal labor to cost of sales was insignificant.

Other Income and Expenses.  For the year ended December 31, 2008, we recorded net non-operating expense of $1,118,130.  During the first quarter of 2008, we recorded a charge of $2,703,776 related to the Recapitalization Plan transaction.  This charge was partially offset by the reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.

Also during 2008, we recorded license fee income of $1,000,000 and a non-cash gain of  $307,061 related to the decrease in value of our derivative instruments.

Subsequent to the Recapitalization Plan, all of our outstanding derivative instruments (warrants) were classified as equity instruments and, as such, are no longer revalued at each balance sheet date.

Interest expense for the year ended December 31, 2008 amounted to $4,860 compared with $946,978 for the year ended December 31, 2007. Interest expense for 2007 is primarily related to the interest on the Debentures and fees for failure to register common shares related to the convertible notes that were converted to common stock in May 2006.  Also during 2007, we recorded non-cash amortization of debt discount of $2,193,469 related to the discount recorded on the debentures issued during 2007.

We also had accrued liquidated damages in the amount of approximately $1,162,864 for the year ended December 31, 2007.  This represented the contractual amount owed to the holders of Preferred Stock for a lapse in the effectiveness of the registration of the common stock underlying the Preferred Stock and the amounts owed under the Debentures for failure to register the common stock underlying those securities.  All liquidated damage amounts owing under the terms of the Preferred Stock and Debentures were eliminated as part of the recapitalization completed in January 2008.

We recorded a non-cash gain on the valuation of our derivative liabilities in the amount of $307,061 for the year ended December 31, 2008 compared with $11,001,103 for the year ended December 31, 2007. The valuation of our derivative liabilities related to the estimated value of outstanding derivative instruments (warrants and the conversion feature of the Debentures).   During 2007, the gain on derivative included the following three elements: 1) a charge of $2,445,582 related to the estimated value at issuance of the Debenture conversion feature and associated warrants, 2) a charge of $5,850,960 related the estimated increase in value of derivatives due to a modification of their terms in October 2007, and 3) a gain of $19,297,645 related to a decrease in value of our common stock at December 31, 2007.

Operating Loss Before Non-Cash Charges

A reconciliation of net loss in accordance with generally accepted accounting principles (“GAAP”) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Year Ended December 30
	2008	2007
Net loss, as reported	$(5,752,057)	$(923,290)
Adjustments:
Total other (income)/expense	1,118,130	(6,610,164)
Non-cash stock option expense	1,086,390	253,592
Depreciation, amortization and other non cash charges	493,508	570,300
Operating loss before non-cash charges	$(3,054,029)	$(6,709,562)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

We have obligations pertaining to the operating lease for our Westborough, MA facility through September 30, 2010. Under this lease we are committed to make payments totaling approximately $246,000 and $184,000 in 2009 and 2010, respectively.

We have a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use the licensed intellectual property. As of December 31, 2008 and 2007, we had accrued royalties related to this agreement of $26,002 and $25,429 respectively. During 2008 and 2007, we did not pay any royalties under this agreement.

Use of Estimates and Critical Accounting Policies

Both this Management's Discussion and Analysis and our Plan of Operation discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, long lived asset valuation, revenue recognition, and stock based compensation. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2008 and 2007, no impairment of long-lived assets was recorded.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, we did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We do not expect SFAS 161 to have a material impact on our financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP APB 14-1 on our  financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our  financial position, cash flows, and results of operations.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “ Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the impact of adopting EITF 07-5 on our financial position, cash flows, and results of operations.

Interest Rate Risk

As part of our January 2008 Recapitalization, on January 4 2008, we entered into a Recapitalization Agreement with applicable security holders, pursuant to which the holders of our Preferred Stock and outstanding Debentures exchanged their respective securities (including warrants that were issued in connection with the Preferred Stock and the Debentures) for shares of our common stock and warrants which may be exercised for common stock. As a result, we are not subject to interest rate risk.

Inflation

We do not believe that inflation will negatively impact our business plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operating activities through December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
April 15, 2009

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2008 and 2007

Assets
	2008	2007
Current assets:
Cash and cash equivalents	$168,767	$317,098
Accounts receivable, net	837,229	1,371,913
Inventories	2,104,764	1,816,621
Prepaid expenses	151,048	64,324
Other current assets	-	108,512
Total current assets	3,261,808	3,678,468

Property and equipment, net	223,609	583,372
Other non-current assets	-	127,500
Intangible assets, net	210,000	280,000
Total assets	$3,695,417	$4,669,340

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,432,460	$1,828,831
Accrued expenses	794,219	2,662,687
Deferred revenue	51,254	232,331
Capital lease obligations – current	31,821	38,541
Convertible debentures, related party net	-	506,531
Convertible debentures, net	-	1,637,707
Derivative liability	-	349,105
Total current liabilities	2,309,754	7,255,733

Capital lease obligations	-	35,364

Commitments and contingencies (Note 21)

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; 0, and 7,789 shares outstanding at December 31, 2008 and 2007, respectively (aggregate liquidation preference of $0 at December 31, 2008 and $8,814,241 at December 31, 2007)	-	8,814,241

Stockholders’ Equity (Deficit):

Common stock, $0.001 par value, 400,000,000 shares authorized; and 42,715,110 issued and 1,398,704 outstanding at December 31, 2008 and 2007, respectively	42,715	1,399
Additional paid-in capital	26,566,607	8,034,205
Accumulated deficit	$(25,223,659)	(19,471,602)
Total stockholders' equity (deficit)	1,385,663	(11,435,998)
Total liabilities and stockholders' equity (deficit)	$3,695,417	$4,669,340

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

Sales, net	$6,426,996	$8,466,203
Cost of sales	5,781,855	6,598,756

Gross profit	645,141	1,867,447

Operating expenses:
Selling and marketing	1,598,753	4,322,681
Research and development	757,186	1,974,457
General and administrative	2,923,129	3,103,763
Total operating expenses	5,279,068	9,400,901

Operating loss	(4,633,927)	(7,533,454)

Other income (expense):
Interest income	20,650	45,664
Interest expense	(4,860)	(946,978)
License fee	1,000,000	-
Loss on recapitalization transaction	(2,703,776)	-
Other income	273,097	-
Amortization of debt discount and debt issuance costs	-	(2,193,469)
Accrued liquidated damages	-	(1,162,864)
Loss on disposal of property and equipment	(10,302)	(133,292)
Gain on derivative liability	307,061	11,001,103
Total other income (expense)	(1,118,130)	6,610,164

Net loss	(5,752,057)	(923,290)

Accretion of Series B Redeemable Preferred Stock to redemption value including accrued dividend	-	(643,289)

Net loss applicable to common shareholders	$(5,752,057)	$(1,566,579)

Net loss per common share - basic and diluted	$(0.14)	$(1.17)

Weighted average shares outstanding - basic and diluted	42,231,808	1,342,503

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2006	1,237,322	$1,237	$6,865,504	$(18,548,312)	$(11,681,571)

Issuance of common stock for preferred stock liquidated damages	80,000	80	839,920	-	840,000
Issuance of common stock for debenture liquidated damages	47,791	48	430,075	-	430,123
Issuance of common stock for conversion of preferred stock and dividends	24,591	25	220,037	-	220,062
Exercise of stock options	4,000	4	3,996	-	4,000
Accretion of preferred dividends	-	-	(643,289)	-	(643,289)
Stock-based compensation	-	-	253,592	-	253,592
Issuance of stock for services	5,000	5	64,370	-	64,375
Net loss	-	-	-	(923,290)	(923,290)
Balance December 31, 2007	1,398,704	$1,399	$8,034,205	$(19,471,602)	$(11,435,998)

Issuance of common stock for exchange of debentures	22,400,020	22,400	3,978,244	-	4,000,644
Issuance of common stock for exchange of preferred stock	4,197,849	4,198	8,810,044	-	8,814,241
Issuance of common stock, net	14,560,037	14,560	2,528,585	-	2,543,145
Non-cash exchange of warrants at recapitalization	-	-	2,039,705	-	2,039,705
Reclassification of warrants from derivative liability to equity at recapitalization	-	-	42,044	-	42,044
Stock-based compensation	-	-	1,086,390	-	1,086,390
Issuance of stock for services	158,500	158	47,391	-	47,549
Net loss	-	-	-	(5,752,057)	(5,752,057)
Balance December 31, 2008	42,715,110	$42,715	$26,566,607	$(25,223,659)	$1,385,663

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(5,752,057)	$(923,290)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485,959	548,625
Common stock issued for services	7,549	21,675
Common stock issued for payment of Debenture interest and liquidated damages	-	430,123
Stock-based compensation expense	1,086,390	253,592
Amortization of debt discount and debt issuance costs	-	2,193,469
Loss on recapitalization transaction	2,703,776	-
Loss on disposal of property and equipment	10,302	133,292
Gain on derivative liability	(307,061)	(11,001,103)
Change in operating assets and liabilities:
Accounts receivable	534,684	(516,615)
Inventories	(273,886)	(561,783)
Prepaids and other current assets	21,788	(66,093)
Accounts payable	(396,371)	791,497
Accrued expenses	(555,395)	1,771,616
Deferred revenue	(181,077)	132,150
Net cash used in operating activities	(2,615,399)	(6,792,845)

Cash flows from investing activities:
Purchases of property and equipment	(80,755)	(737,796)
Net cash used in investing activities	(80,755)	(737,796)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,589,907	-
Proceeds from exercise of stock options	-	4,000
Proceeds from issuance of convertible debt	-	7,275,000
Proceeds from issuance of related-party note payable	-	300,000
Payments for debt and stock issue costs	-	(131,729)
Payments on capital leases	(42,084)	(39,997)
Net cash provided by financing activities	2,547,823	7,407,274

Net decrease in cash and cash equivalents	(148,331)	(123,367)

Cash and cash equivalents at beginning of year	317,098	440,465

Cash and cash equivalents at end of year	$168,767	$317,098

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,860	$179,612
Income taxes	$2,720	$1,791

See accompanying notes to financial statements which are an integral part of the financial statements.

VIKING SYSTEMS, INC.
Statement of Cash Flows
Continued

Non-cash, investing and financing activities:

During the year ended December 31, 2008, the Company:

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

●	Issued 158,500 shares of common stock in settlement of amounts owed for professional services valued at $47,549, of which $40,000 was accrued at December 31, 2007 and $7,549 was expensed in 2008.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements

1.          Organization and Basis of Presentation

Organization and Business
Viking Systems, Inc., (“Viking” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking discontinued its operations. During 2004, Viking purchased the assets of the visualization technology business of Vista Medical Technologies Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of medical devices and related technology. Viking has continued to develop, manufacture, and sell the products associated with Vista’s visualization technology business. In 2006, the Company changed its state of incorporation to Delaware.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

2.          Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  For the year ended December 31, 2008, the Company has recorded a net loss of $5,752,057 and cash used in operating activities was $2,615,399.  As of December 31, 2008, the Company had $168,767 of cash and cash equivalents and a net working capital balance of $952,054.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations are not likely be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to reduce the Company’s operating expenses, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.    In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements.  In this regard, in August 2008, the Company entered into a technology licensing arrangement pursuant to which we received proceeds of $1.0 million.    In November 2008, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital.  This process is ongoing. However, no assurances can be given that the Company will be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents
Viking considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Financial Instruments
 The Company’s financial instruments as of December 31, 2008 and 2007 consist primarily of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2007 the Company’s financial instruments also included convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.  The recorded values of convertible debentures approximate their fair values, as interest approximates market rates.

Concentration Risk
 Financial instruments which potentially subject Viking  to concentration of credit risk consist primarily of accounts receivable and cash. In the normal course of business, Viking  provides credit terms to its customers. Accordingly, Viking  performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.  Viking had accounts receivable due from three customers representing greater than 10% of total accounts receivable at December 31, 2008 amounting to $285,789, $175,000 and $134,000.  Viking had trade receivables due from two customers representing greater than 10% of total accounts receivable at December 31, 2007 amounting to $411,350 and $210,207.

Viking  maintains its cash in bank deposit accounts which, at times, may exceed the current Federal Deposit Insurance Corporation limit of $250,000.  Viking  has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2008 an allowance in the amount of $171,576 was considered necessary and at December 31, 2007 no allowance for doubtful receivables was considered necessary.

Inventories
Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. Viking reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required. During the year ended December 31, 2008 the Company increased its inventory valuation reserve by $312,711.

Amortization and Impairment of Long Lived Assets
Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives, usually two to five years. Viking reviews intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2008 and 2007, no impairment of long-lived assets was recorded.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

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

Revenue Recognition
The Company’s revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

For the sale of products and services as part of a multiple-element arrangement, the Company allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element. For sales of extended warranties with a separate contract price, Viking defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

For development contracts, the Company recognizes revenue using the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs.

Advertising Costs
Advertising costs are expensed as incurred and are classified as selling and marketing expenses. For the years ended December 31, 2008 and 2007, advertising expense was $9,939 and $41,059 respectively.

Shipping and Handling Costs
Shipping and handling costs are classified as selling and marketing expenses. .  For the years ended December 31, 2008 and 2007, shipping and handling expense was $83,053 and $120,951, respectively.

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

Due to the net losses for the year ended December 31, 2008 and 2007, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective year. For the purposes of this calculation, the net loss 2007 has been adjusted for dividends on preferred stock accrued during that period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	Year Ended December 31,
	2008	2007

Convertible Debentures	-	1,329,422
Convertible Preferred Stock	-	1,067,534
Warrants	27,985,020	1,299,252
Stock Options	6,354,440	154,840
Total	34,339,460	3,851,048

Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Reclassifications
Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

4.           Recapitalization

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

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

	Year Ended
	December 31, 2008
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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

5.          Inventories

Inventories consist of the following at December 31:

	2008	2007
Inventories:
Parts and supplies	$1,208,720	$992,338
Work-in-progress	426,779	548,268
Finished goods	945,816	439,855
Valuation reserve	(476,551)	(163,840)

	$2,104,764	$1,816,621

6.          Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007

Equipment	$133,026	$994,918
Furniture and fixtures	947,451	142,587
	1,080,477	1,137,505
Less accumulated depreciation	(856,868)	(554,133)

	$223,609	$583,372

Depreciation expense was $415,959 and $478,625 for the years ended December 31, 2008 and 2007, respectively.  During 2008, the Company disposed of certain fixed assets with a cost of approximately $122,000 with accumulated depreciation of $111,000, resulting in a loss of approximately $10,000.  During 2007, the Company disposed of certain fixed assets with a cost of approximately $566,000 with accumulated depreciation of $433,000, resulting in a loss of approximately $133,000.

7.     Other Non-current Assets

Other non-current assets consists of the following at December 31:

	2008	2007

Debt issuance costs, net	$-	$80,738
Deferred stock issuance costs	-	46,762

	$-	$127,500

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

8.  Intangible Assets

Intangible assets consist of the following at December 31:

	2008	2007

Patents and other assets	$350,000	$350,000
Less accumulated amortization	(140,000)	(70,000

	$210,000	$280,000

In November 2006, as part of a Technology Transfer and Settlement Agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents. These assets are being amortized over five years using the straight line method.  Amortization expense amounted to $70,000 for both 2008 and 2007.  The estimated amortization expense for the future yeas is $70,000 for 2009, 2010 and 2011.

On August 5, 2008, we licensed our patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement (the “License Agreement”).  The License Agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of our patents in the medical robotics field, as defined in the License Agreement.  We maintained the right to sell non-stereoscopic products and our current stereoscopic products that utilize the licensed patents in the medical robotics field.  We received $1 million for the license. The license fee was recorded in other income and expense for the year ended December 31, 2008.

9.           Accrued expenses

Accrued expenses consist of the following at December 31:

	2008	2007
Wages and salaries	$241,358	$388,382
Liquidated damages	-	849,178
Registration delay fees	161,574	434,214
Board of director fees	192,013	251,100
Professional and consulting fees	88,918	201,577
Interest on unpaid preferred dividends	-	121,589
Debenture interest	-	302,306
Other accrued expenses	110,356	114,341
	$794,219	$2,662,687

Accrued expenses of $1,273,073 at December 31, 2007 were eliminated on January 4, 2008 in connection with the Recapitalization. See Note 4.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

10.          Deferred Revenue

As of December 31, 2008 and 2007, Viking had deferred revenue of $51,254 and $232,331, respectively, which consisted of sales for which all elements of the agreements were not completed and for service plan agreements that are deferred until the service period has occurred.

11.         Capital Lease Obligations

During the year ended December 31, 2006, the Company entered into two capital lease agreements totaling approximately $123,000 for the purchase for certain computer equipment and software. Depreciation expense recorded for the leases amounted to approximately $55,000 and $15,300 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the future minimum capital lease payments are as follows:

2009	$36,365
Total minimum lease payments	36,365
Amount representing interest	(4,544)
Present value of minimum lease payments	$31,821

12.         Notes and Debentures

Promissory Notes
During January 2007, the Company issued a $300,000 promissory note to, our then President and Chief Executive Officer who was also at the time a significant shareholder and director. This promissory note and a $350,000 note to another party issued in December 2006, including accrued but unpaid interest thereon, were converted into the February 2007 debentures described below, which as of January 4, 2008, were exchanged, including all accrued and unpaid interest thereon, for shares of the Company’s common stock in the Recapitalization.

Debentures
As of January 4, 2008 all Debentures outstanding at December 31, 2007, plus accrued and unpaid interest thereon, were exchanged for shares of the Company's common stock in the Recapitalization.

In February 2007, the Company issued a total of $5,376,533 of 8% secured convertible debentures due February 23, 2009.  Net proceeds from the issuance of these debentures consisted of $4,675,000 in cash, net of $45,000 of offering costs retained by certain of the investors, and conversion of $656,533 of notes payable and accrued interest. In July 2007, an additional $2,600,000 of such debentures were sold on the same terms and conditions as in February 2007.  The Company refers to these debentures, collectively, as the “Debentures.”

Registration Rights.  The Company agreed to register with the Securities and Exchange Commission the shares of common stock issuable upon the conversion of the Debentures and exercise of the warrants.  The Company agreed to pay all expenses and cost of registration except for commissions. The Company failed to meet its registration obligations, and under the terms of the operative agreements could have been obligated to pay liquidated damages to the holders of up to 2% per month but not in excess of 18% of the face amount of the Debentures. On July 19, 2007, Viking and the Debenture holders at that time entered into a Consent, Waiver and Amendment Agreement dated June 22, 2007, pursuant to which Viking agreed to issue to the Debenture holders a total of 47,791 shares of common stock in lieu of the payment of (i) accrued but unpaid cash liquidated damages and (ii) the payment of accrued interest on the Debentures through June 30, 2007. These shares were issued in July 2007.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Reset of Conversion Price.  In October 2007, the Company determined it did not meet the operational milestones contained in the Debentures for the quarter ended September 30, 2007.  As a result, the conversion price of the Debentures and the exercise price of the related warrants were reset from $9.00 to $6.00 effective October 4, 2007.  This reset triggered additional changes to the conversion price of the Preferred Stock and its related warrants.  These modifications resulted in a 2007 loss on derivatives of $5,850,960.

The following table sets forth the effect in 2007 on the Debentures, Preferred Stock and the warrants associated with each as a result of the Company's not meeting one of the operational milestones, pursuant to the adjustment provisions contained in the agreements governing these securities (all data restated for 1 for 50 reverse stock split):

	Conversion or Exercise Price ($)		Number of Shares of Viking Common Stock Issuable Upon Conversion/Exercise
Name of Security	Old	New	Old	New
Debentures	9.00	6.00	86,281	1,329,422
Warrants (associated with Debentures)	9.00	6.00	443,141	443,141
Preferred Stock	9.00	7.30	865,888	1,067,534
Warrants (associated with Preferred Stock)	9.00	6.00	444,444	666,667

Defaults.   The Company was in default under the terms of the Debentures at December 31, 2007 and accordingly, the entire carrying value of $2,144,238 was classified as a current liability at December 31, 2007.  Viking did not pay interest due on the Debentures for the quarters ended September 30 and December 31, 2007 and did not meet the registration requirements related to the Debentures.  The Company did not receive notice of default from any holders of the debentures.  See Note 4 regarding recapitalization of the Company and extinguishment of all amounts owed under the Debentures in January 2008.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Included in the Debentures was an aggregate of $2,400,000 representing the face value of $500,000 from the February 2007 Debentures and $1,900,000 from the July 2007 Debentures to members of the Company’s board of directors as of December 31, 2007 who were considered related parties.

The recorded discount was being accreted as interest expense using the effective interest method over the term of the Debentures. The carrying value of the Debentures would have accreted up to the face value over the contractual life of the Debentures. The Company recorded accretion of the discount $2,144,238 during the year ended December 31, 2007. The amount recorded on the balance sheet at December 31, 2007 was calculated as follows:

	Convertible Debentures	Convertible Debentures – Related party	Total
Face value of the February 2007 Debentures	$4,876,533	$500,000	$5,376,533
Discount recorded related to valuation of conversion feature	(4,876,533)	(500,000)	(5,376,533)
Face value of the July 2007 Debentures	700,000	1,900,000	2,600,000
Discount recorded related to valuation of conversion feature	(700,000)	(1,900,000)	(2,600,000)
Accretion of discount	1,637,707	506,531	2,144,238
Carrying value at December 31, 2007	$1,637,707	$506,531	$2,144,238

13.          Preferred Stock

As of January 4, 2008 all Preferred stock outstanding at December 31, 2007, plus accrued and unpaid liquidated damages and dividends thereon, were exchanged for shares of the Company's common stock in the Recapitalization

In May 2006, the Company’s board of directors adopted a resolution designating a Series B preferred stock (“Preferred Stock”) consisting of 8,000 shares. All 8,000 shares of Preferred Stock authorized were issued in May, 2006. The Company issued the Preferred Stock for gross proceeds of $8,000,000, and incurred approximately $436,143 in issuance costs, which was recorded as a reduction of the proceeds of the Preferred Stock. Proceeds from the sale of Preferred Stock consisted of $7,250,000 in cash and the conversion of $750,000 of convertible notes.  Each share of Preferred Stock, with a “Stated Value” of $1,000 per share, was convertible, subject to adjustments, into approximately 111 shares of common stock ($9.00 per share) and warrants to purchase an additional 56 shares of common stock at an initial price of $17.50 per share. See Note 12 regarding changes to conversion and exercise prices in October 2007.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The following table summarizes the valuation of the Series B Preferred from issuance in 2006 through December 31, 2007:

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

Conversion. The stated value of the shares of Preferred Stock was initially convertible into shares of Viking’s common stock at a price of $9.00 per share; however, the conversion price was subject to adjustment based upon certain conditions.  The price was reduced to $6.00 in October 2007.

Registration Rights The Company and the Holders entered into a “Registration Rights Agreement” on May 22, 2006. Among other things, the Company was obligated to file a registration statement on Form SB-2 and cause such registration statement to become effective within 90 days (or 120 days in the event of a “full review” by the Securities and Exchange Commission). The agreement provided for liquidated damages by the Company to the Holders if the Company did not complete the registration, or subsequent registrations, or maintain effectiveness of such effectiveness. The Company’s initial registration statement became effective within 90 days and a subsequent registration statement was filed and was not approved with the Securities and Exchange Commission.

A registration statement covering certain of the shares of common stock required to be registered for resale by the holders of the Preferred Stock was declared effective on August 10, 2006.  As of May 11, 2007, the effectiveness of such registration statement lapsed.  As a result, on or about July 11, 2007, the Preferred Stock holders had the right to additional dividends and/or redemption in exchange for common stock, and were entitled to liquidated damages. The Company has accrued $589,178 at December 31, 2007 for such liquidated damages. The Company prepared and filed a post-effective amendment to the registration statement which was declared effective on September 28, 2007.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

14.  Income Taxes

The components of the 2008 and 2007 provision for federal and state income tax benefit (expense) completed in accordance with statement SFAS No. 109 “Accounting for Income Taxes (“SFA No. 109”) are summarized below:

	2008	2007
Current
Federal	$-	$-
State	(2,500)	(1,800)

Deferred
Federal	-	-
State	-	-

	$(2,500)	$(1,800)

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2008	2007

Expected income tax benefit at statutory rate	$2,300,800	$369,400
Non-deductible derivatives	123,000	4,400,000
Meals and entertainment	(10,000)	(29,000)
Non-deductible elements of loss on Recapitalization	(2,913,000)	-
Minimum state taxes	(1,700)	(1,200)
Non deductible stock options	(268,000)	(34,000)
Amortization of debt discount	-	(877,000)
Return to provision difference	78,000	(363,000
Delay fee reversal and non-deductible liquidated damages	109,000	(377,000
Change in valuation allowance	579,400	(3,090,000)

	$(2,500)	$(1,800)

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2008	2007

Basis difference in fixed assets	$117,000	$90,000
Accrued liabilities	102,000	104,000
Stock options	324,000	157,000
Inventory reserve	191,000	66,000
Bad debt reserve	69,000	-
Intangible asset basis difference	32,000	17,000
Less valuation allowance	(835,000)	(434,000)
	$-	$-

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As of December 31, 2008 the Company had not yet completed its analysis of the deferred tax assets for its net operating losses of approximately $18 million and research and development credits of approximately $297,000 generated through 2008.   The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred.  In order to make this determination, the Company will need to complete a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been performed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters during the years ended December 31, 2007 and 2008.

SFAS No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that all or a portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $835,000 as of December 31, 2008 due to the uncertainty of the future realization of the deferred tax asset.

15.  Operating Leases

Viking leases its Westborough, MA facility and certain office equipment under non-cancelable operating lease agreements. Future minimum lease payments on these leases as of December 31, 2008, are as follows:

Years Ending December 31,

2009	246,000
2010	184,000

$430,000

Rent expense for the years ended December 31, 2008 and 2007 was $245,835 and $302,459, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

16.          Related Party Transactions

During the year ended December 31, 2008, the following related party transactions occurred

William C. Bopp, Chairman and CEO and Winder Hughes, member of the Company’s board of directors, participated in the Recapitalization Plan. Mr. Hughes participation was through an investment fund that he manages, Focus Fund.

Exchange Transaction Summary:	Debentures Exchanged		Common		New
	Face	Carrying	Stock	Warrants	Warrants
Related Party	Amount	Value	Issued	Exchanged	Issued
William C. Bopp, Chairman and CEO	$1,400,000	$259,300	3,931,536	3,888,889	1,965,768
Winder Hughes, Director	$1,000,000	$247,231	2,808,240	2,777,777	1,404,120

New Investment Summary:		Common
	Amount	Stock	Associated
Related Party	Invested	Purchased	Warrants
William C. Bopp, Chairman and CEO	$1,750,000	9,800,024	9,800,024
Winder Hughes, Director	$250,000	1,400,004	1,400,004

During the year ended December 31, 2007, the following related party transactions occurred:

●
In July 2007, the Company issued $1,400,000 of the Debentures to William C. Bopp, an unrelated party at that time, In October 2007, Mr. Bopp was appointed Chairman of the board of directors.  In January 2008 Mr. Bopp was appointed Chief Executive Officer of the Company.

●
In February 2007 and in July 2007, the Company issued $500,000 ($1,000,000 in aggregate) of the Debentures to the Focus Fund.  This fund is managed by Winder Hughes.  Mr. Hughes was appointed to the Company’s board of directors in October 2007.

●
On January 26, 2007, the Company issued a $300,000 promissory note to Donald E. Tucker, at the time the Company’s President, CEO and director, who was also a significant shareholder. The promissory note was subsequently converted into Debentures in February 2007.

●	During June 2007, the Company received $200,000 from Brian Miller, at the time a shareholder and director, as a deposit which was subsequently converted into Debentures in July 2007.

17.  Stock-Based Compensation

Common Stock Options
The Company maintains the 2004 Stock Incentive Plan (the “ 2004 Plan ”) under which officers and key employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock that were available for issuance under the 2004 Plan was 172,000 shares.

During the first quarter of 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”).  The 2008 Equity Plan is intended as the successor to our 2004 Plan. No additional awards  will be granted under the 2004 Plan. All outstanding awards granted under the 2004 Plan will remain subject to the terms of the 2004 Plan, except that our board of directors may elect to extend one or more of the features of the 2008 Equity Plan to options granted under the 2004 Plan. All awards granted after the Effective Date will be subject to the terms of the 2008 Equity Plan. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

17.  Stock-Based Compensation (Continued)

The Company also has the 2004 Non-Employee Directors Stock Ownership Plan which provides for the grant to non-employee directors of non-qualified stock options and restricted stock.  The maximum number of shares of the Company’s common stock that were available for issuance  under the 2004 Non-Employee Director Stock Ownership was 10,000.

During the first quarter of 2008, shareholders approved  the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The Company has reserved a total of 1,500,000 shares of common stock for issuance under the Directors’ Plan.

During the year ended December 31, 2008, 6,725,000 shares were issued under the 2008 Equity Plan and 150,000 shares were issued under the Directors’ Plan. Under the 2008 Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid-in capital.

During the year ended 2008 under the 2004 Plan, six employees surrendered 79,000 previously issued stock options and 6,400 options previously granted were forfeited.  In connection with the surrender of stock options during the first quarter of 2008, the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.  During the year ended December 31, 2008 under the 2008 Plan, 590,000 options previously granted were forfeited.  At December 31, 2008, 515,560 shares remain available for grant under the 2008 Equity Plan.

Additional information with respect to the summary of the plans’ stock option activity noted above is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding December 31, 2006	139,520	$21.00

Granted in 2007	70,400	$11.50
Cancelled in 2007	(51,080)	$16.50
Exercised in 2007	(4,000)	$1.00
Options outstanding December 31, 2007	154,840	$18.50	$-	7.63

Granted	6,875,000	0.33		8.38
Cancelled and expired	(596,400)	0.52
Surrendered	(79,000)	13.18
Options outstanding December 31, 2008	6,354,440	0.58		9.11

Options exercisable December 31, 2008	842,840	$2.20	$-	8.76

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

A summary of the status of non-vested options as of December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2008	56,400	$13.00
Granted	6,875,000	0.33
Vested	(775,960)	0.36
Exercised	-	-
Forfeited	(643,840)	0.52
Non-vested options at December 31, 2008	5,511,600	$0.34

Those options exercisable at December 31, 2008 range in price from $0.26 to $30.00.  The weighted average grant date fair value for options granted for during 2008 and 2007 amounted to $0.33 and $7.94, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0 and $32,000, respectively.

The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 76.89% to 133%, expected term of 7.0 to 10 years, risk-free interest rate ranging from 3.33% to 5.23%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company’s common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

During the years ended December 31, 2008 and 2007, the Company recorded compensation costs related to stock options of $1,086,390 and $253,592, respectively. Historically the Company had used a 15% forfeiture rate in determining compensation costs associated with stock option grants.  Due to the Company’s reduction in force in October 2007, the actual forfeiture rate significantly exceeded the 15% assumption.  As a result, during the fourth quarter of 2007, the Company adjusted the amount of stock option compensation expense  recorded based on actual forfeitures and reduced the assumed future forfeiture rate on remaining unvested stock options to 0%.  The assumed future forfeiture rate of 0% was used as approximately 90% of all unvested stock options are held by only three employees.  The net result of these adjustments was a reduction in stock option compensation expense during 2007 of approximately $115,000.  Options granted during 2008 included a 15% forfeiture rte assumption.

As of December 31, 2008, the Company had unrecognized compensation costs of $1,122,495 related to unvested stock options, net of forecasted forfeitures.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

18.  Stock Warrants and Derivative Liability

The following table summarizes warrants to purchase common stock outstanding for the two years ended December 31, 2008:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2006	633,889	$17.00-37.50	$18.50
Granted (in connection with issuance of Debentures)	443,141	$9.00	$9.00	6.16
Contractual modification - Feb. 2007 (A)
Additional warrants from contractual reset - October 2007 (B)	222,222	$6.00	6.00	-
Cancelled		-	-	-

Warrants outstanding December 31, 2007	1,299,252	$6.00-37.50	$8.21	5.12

Expired	(62,500)	$0.35	$0.35
Cancelled in Recapitalization	(1,109,808)	$6.00	$6.00
Exchanged/issued for cancelled warrants	13,298,038	$0.18	$0.18
Issued in connection with Recapitalization sale of common stock	14,560,037	$0.18	$0.18
Outstanding December 31, 2008	27,985,020			4.0

(A)
In May 2006, the Company granted warrants to purchase a total of 444,444 shares of common stock to the purchasers of the Preferred Stock at an initial exercise price of $17.50, which was subsequently reduced to $9.00 in connection with the issuance of the Debentures in February 2007. The life of these warrants also increased from five years to seven years.

(B)
See Note 12 regarding contractual adjustment in October 2007 to reduce the exercise price to $6.00 on 887,585 warrants and increase the number shares issuable under such warrants by an additional 222,222.

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

During the first quarter of 2008, the Company recorded a non-cash gain of $307,061 related to the decrease in value of the Company’s derivative instruments from January 1, 2008 to January 4, 2008 when all such derivates were cancelled in connection the Recapitalization Plan.

The classification criteria of EITF 00-19 were evaluated in relation to the new warrants issued in connection with the Recapitalization. Management determined that equity classification of the warrants was appropriate. The estimated fair value of the new warrants of $2,039,705, along with the remaining carrying value of the old warrants of $42,044 were recorded as an increase to additional paid-in capital.

Changes in the derivative liability balance during 2007 comprises the following:

Year Ended December 31, 2007

Beginning balance, January 1, 2007	$3,373,676
Fair value of derivatives (conversion feature and warrants) upon issuance of Debentures:
Fair value attributed to debt discount	$7,976,532
Excess fair value, charged to earnings	$2,445,582
Total	10,422,114
Increase due to modifications of derivative terms	5,850,960
Changes in estimated value during the year	(19,297,645)
Derivative liability balance at December 31, 2007	$349,105

For the year ended December 31, 2007 the gain on derivative liability comprises the following:

Year Ended December 31, 2007

Excess of fair value of derivative liability recorded upon issuance of Debentures related to conversion feature and warrants over amount attributed to debt discount	$(2,445,582)
Modifications of derivatives due to October 2007 reset	(5,850,960)
Changes in estimated value during the year	19,297,645

Net gain on derivative liability	$11,001,103

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

19.         Common Stock Issued and Issuable For Services

During 2008, the Company issued a total of 158,500 shares of common stock in settlement of amounts owed for professional services.  Total expense recognized was $47,550, with $40,000 accrued and recognized during 2007 and the remaining $7,550 recorded during 2008.

The Company entered into an agreement in 2006 with its investor relations firm to issue up to 5,000 shares. The issuance of the stock was made in 2007. Total expense recognized in connection with this agreement was $64,375 with $42,700 recorded in 2007 and the remainder recorded during 2006.

20.         Major Customers

During the year ended December 31, 2008, Viking had sales to three customers that accounted for 30%, 19% and 11%, respectively, of total sales. During the year ended December 31, 2007, Viking had sales to four customers that accounted for 20%, 14%, 11% and 10%, respectively, of total sales. These customers owed the Company $134,000, $286,000, and $175,000 at December 31, 2008 and 210,000, $411,000, $79,000 and $3,500 at December 31, 2007.

21.         Commitments and Contingencies

In the normal course of business, the Company is party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these types of agreements have not had a material effect on its business, results of operations or financial condition.

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007, the Company had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of restricted securities. Additionally, certain holders of the convertible notes did not respond to the Company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At December 31, 2008, the Company has accrued $161,574 related to this matter.

Viking has also entered into a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use their intellectual property. As of December 31, 2008 and 2007, Viking had accrued royalties related to this agreement of approximately $26,000 and $25,000, respectively. During 2008 and 2007, Viking did not pay any royalties under this agreement.

22.          Recent Accounting Pronouncements

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, we did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We do not expect SFAS 161 to have a material impact on our financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP APB 14-1 on our  financial position, cash flows, and results of operations.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our  financial position, cash flows, and results of operations.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “ Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the impact of adopting EITF 07-5 on our financial position, cash flows, and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The current directors and executive officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

William C. Bopp	65	Chairman of the Board, Chief Executive Officer
J. Winder Hughes	50	Director
William Tumber	74	Director, Audit Committee and Compensation Committee Chairman
John “Jed” Kennedy	51	Director, President and Chief Operating Officer
Robert Mathews	45	Executive Vice President and Chief Financial Officer

Background information about Viking Systems’ officers and directors is as follows:

William C. Bopp
Effective January 4, 2008, Mr. William C. Bopp, was appointed Chief Executive Officer of Viking Systems, Inc. Mr. Bopp has served as Chairman of the Board since October 11, 2007. Prior to joining Viking, Mr. Bopp was a private investor. Previously, he served as Senior Vice President and Chief Financial Officer at Alaris Medical Systems, Inc., a developer, manufacturer and marketer of infusion devices and related disposable products. Mr. Bopp joined Alaris in March 1999, as Vice President and Chief Financial Officer. He was elected to the position of Senior Vice President and Chief Financial Officer in November 1999. Alaris was acquired for approximately $2.0 billion by Cardinal Health, Inc. in July 2004, and Mr. Bopp assisted for an additional year with the integration of Alaris into Cardinal Health before retiring in 2005. Mr. Bopp was formerly Executive Vice President and Chief Financial Officer of C.R. Bard, Inc. Since 1980, he held positions of increasing responsibility with Bard, currently a $2.0 billion developer, manufacturer and marketer of health care products. From 1995 through 1998, he also served as a member of the board of directors of Bard and a member of the Board’s Finance Committee. Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and completed his MBA in Finance, from the Harvard Business School.

J. Winder Hughes
Mr. Hughes was appointed to our board of directors in October 2007.  Since 1995, Mr. Hughes has served as the managing partner of Hughes Capital Investors, LLC, which manages private assets and raises money for small public companies.  He formed the Focus Fund, LP in 2000 (with Hughes Capital as the fund manager), which is a highly-concentrated equity partnership that focuses on publicly-traded emerging growth companies.  From 1983 to 1995, Mr. Hughes was an Investment Executive, first with Kidder Peabody & Co. and subsequently with Prudential Securities.  He is a graduate of the University of North Carolina at Chapel Hill, where he received a BA in Economics, minor in English.

William Tumber
Mr. Tumber was appointed to our board of directors in February 2008.  From 2000 to 2004, Mr. Tumber served on the board of directors of Alaris Medical Systems, Inc., a manufacturer of infusion devices and related disposables which was acquired in 2004 for $2 billion by Cardinal Health, Inc. Previously, during his 20 years with medical device company C. R. Bard, Inc., Mr. Tumber held divisional positions including VP of Human Resources, VP of Manufacturing, Division President, as well as serving as Corporate Group Vice President responsible for all of Bard's surgical businesses. He retired from Bard in 1999. Before joining Bard, Mr. Tumber worked at General Electric for over 20 years.  While at General Electric, he held a variety of positions of increasing responsibility which included technical recruiting, human resources, and Plant Manager of a 300-person electronic assembly facility.

John "Jed" Kennedy
Mr. Kennedy was appointed President and Chief Operating Officer of our Company, as well as a member of our board of directors in October 2007.  Prior to October 2007, Mr. Kennedy was the President of the Vision Systems Group at Viking Systems. Mr. Kennedy joined Vista Medical Technologies, Inc. in January 1997 as Vice President of Research and Development. He was appointed Vice President/General Manager of Westborough Operations in January 2000 before being appointed Executive Vice President and COO in December 2000. Prior to joining Vista Medical Technologies, Inc., Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997, he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director of Research and Development and was responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell's Electro-Optics and Avionics divisions. Mr. Kennedy received a B.S. in Manufacturing Engineering from Boston University in 1979.

Robert Mathews
Mr. Mathews joined our Company as Executive Vice President and Chief Financial Officer in June 2007.  Prior to joining our Company, he was Senior Vice President and Chief Financial Officer at Cardinal Health’s Clinical Technologies and Services (CTS) segment, where he was responsible for the global finance function across all of CTS businesses from 2004 to 2005. Before joining Cardinal Health, Mr. Mathews was with Alaris Medical System from 1996 to 2004, where he served as Vice President of Finance, Chief Accounting Officer, and an executive committee member. Mr. Mathews began his career at Price Waterhouse Coopers, where he worked from 1987 to 1996.  Mr. Mathews earned his Bachelor of Science degree from San Diego State University where he majored in business administration with an emphasis in accounting.

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

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any bankruptcy  or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last five years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Code of Ethics

We previously adopted a code of ethics that applies to all officers, directors and employees of Viking , a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002.  A copy of our Code of Ethics may be viewed on our website at www.vikingsystems.com and can be obtained free of charge by contacting our office, c/o Viking Systems, Inc., 134 Flanders Road, Westborough, MA, 01581.

On March 28, 2008 we adopted the “Viking Systems, Inc. Code of Ethics for Financial Professionals” that applies to our principal executive officer and all finance and accounting employees.   This policy was filed as Exhibit 14.1 to Form 10-KSB for the year ended December 31, 2007. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8−K regarding an amendment to, or waiver from, a provision of  our  Code of Ethics for Financial Professionals, if any, by posting such information on our website.

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

Nominating Committee.    We do not currently have a standing nominating committee.  The board of directors has determined that, due to its current size, formation of a separate nominating committee would not be an efficient use of resources.  The board intends to form a Nominating Committee in the future.  All directors currently participate in consideration of directors nominees.  The board will consider suggestions from stockholders for names of possible future nominees delivered in writing and received one hundred and twenty (120) days in advance of our Annual Meeting of Stockholders. Such recommendations should provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the board of directors. Until a formal process occurs, stockholders may contact our CEO at wbopp@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock (collectively, the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based upon reports provided to us, we believe that, during the year ended December 31, 2008, Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at December 31, 2008.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended December 31, 2008 and December 31, 2007

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)	Bonus ($)	Total ($)

William C. Bopp, Chairman and Chief	2008	32,250	271,192	0	303,442
Executive Officer (1)	2007	0	0	0	0

John Kennedy, President, Chief	2008	247,668	65,325	0	312,993
Operating Officer and Director (2)	2007	195,700	123,116	0	318,816

Robert Mathews, Executive VP and	2008	210,000	368,431	0	578,431
Chief Financial Officer (3)	2007	107,423	34,185	32,226	173,834

______________

(1)
Mr. Bopp was appointed Chairman of our board of directors on October 11, 2007.  He was appointed to serve as our Chief Executive Officer on January 4, 2008.  His annual salary was set at $39,000.  Effective November 2, 2008, Mr. Bopp agreed to reduce his annual salary to $1.

(2)
Mr. Kennedy has served as a Director since October 11, 2007.  He was appointed to serve as our President and Chief Operating Officer on October 12, 2007.  Prior to his appointment as President and Chief Operating Officer, Mr. Kennedy served as the President of our Vision Systems Group.  During 2008, Mr. Kennedy’s annual salary was increased to $240,000, retroactive to his promotion date of October 12, 2007.

(3)
Mr. Mathews has served as our Executive Vice President and Chief Financial Officer since June 13, 2007.  Mr. Mathews received a base salary for 2007 of $210,000 on an annualized basis, with a bonus for 2007 equal to 30% of his salary (pro-rated for a partial year).  While guaranteed upon the employment of Mr. Mathews, we have not yet paid the prorated 2007 bonus to Mr. Mathews.

(4)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2007. See Note 17 of the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining the SFAS 123(R) values of our equity awards.

Employment Agreements with Our Named Executive Officers

On January 4, 2008, we entered into an employment agreement with our Chief Executive Officer, William C. Bopp.  Under the terms of Mr. Bopp’s employment agreement, as amended, he will receive annual compensation of $1, along with benefits comparable to those provided to our other executives.  Mr. Bopp was granted a stock option under our 2008 Equity Incentive Plan which has  a term of ten years and may be exercised to acquire 2,100,00 shares of our common stock.   The employment agreement is for an initial two-year term, and renews automatically, unless terminated by either us or Mr. Bopp.

On August 6, 2008, we entered into change of control agreements with John Kennedy, our President and Chief Operating Officer and Robert Mathews, our Executive Vice President and Chief  Financial Officer.  The agreements, which are substantially the same, provide each officer with certain separation benefits in the event of a change of control of our Company. Under each agreement, if at any time during the two year period following a change of control, as defined in the agreement, the officer is terminated other than for cause or if the agreement is terminated by the officer for good reason, as defined in the agreement, the officer will receive separation pay equal to one year’s base salary and bonus, and other health and welfare benefits for 18 months.

Option Grants to Our Named Executive Officers

		All Other
		Option Awards:		Grant Date
		# of shares underlying	Exercise Price	Fair Value of
Name	Grant date	Options(1)	($/sh)	Award ($)(2)
William C. Bopp, Chairman and Chief Executive Officer	2/27/2008	2,100,000	0.33	$542,384

Jed Kennedy, President, Chief Operating Officer and Director	2/27/2008	1,000,000	0.33	$261,300

Robert Mathews, Executive VP and Chief Financial Officer	2/27/2008	1,000,000	0.33	$258,279

(1)
Options expire on February 26, 2018.  Options granted to Mr. Bopp and Mr. Mathews were 25% vested at the grant date with 25% vesting on February 27, 2009 and 6.25% vesting each of the eight calendar quarters March 31, 2009 through December 31, 2010.  Stock options granted to Mr. Kennedy during 2008 vest 25% on February 27, 2009 and 6.25% per quarter beginning March 31, 2009 through December 31, 2011.

(2)
 The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). See Note 17 of the Notes to our Financial Statements contained elsewhere in this report on Form 10-K for a discussion of all assumptions made by us in determining the SFAS 123(R) value of equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2008

Name	# of Securities Underlying Unexercised Options (# exercisable)	# of Securities Underlying Unexercised Options (# unexercisable)		Option Exercise Price ($)	Option Expiration Date

William C. Bopp, Chairman and Chief Executive Officer	525,000	1,575,000	(1)	0.33	2/26/2018
John “Jed” Kennedy, President, Chief Operating Officer and Director	0	1,000,000	(1)	0.33	2/26/2018
	3,000	0		17.50	4/23/2008
	2,600	0		25.00	12/31/2009
	10,000	0		20.00	10/10/2016
	2,600	0		17.50	1/23/2016

Robert Mathews, Executive VP and Chief Financial Officer	250,000	750,000	(1)	0.33	2/26/2018

(1)	See note 1 to table above entitled “Option Grants to Our Named Executive Officers” regarding vesting of these stock option grants.

Director Compensation

The following table sets forth information concerning  the compensation provided to each person who served as a member of our board of directors during the fiscal year ended December 31, 2008, other than those persons who are also named executive officers included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total
J. Winder Hughes (1)	$16,375	$-	$16,375
Richard M. Kipperman (2)	$0	$7,549	$7,549
William Tumber (3)	$19,833	$31,321	$51,154
 ______________
(1)	Mr. Hughes has served as a director of our Company since October 11, 2007.
(2)
Mr. Kipperman served as a director of our Company from October 30, 2007 to February 27, 2008.  Effective upon Mr. Kipperman’s election to the board of directors, we entered into a Provisional Director Agreement with Mr. Kipperman, pursuant to which Mr. Kipperman was paid $20,000 for services provided from October 30, 2007 to November 30, 2007, after which time he was paid $400 per hour for services rendered.  During 2008, we expensed $7,549 in connection with services provided by Mr. Kipperman and issued 8,500 shares of our common stock to Mr. Kipperman in lieu of a cash payment.

(3)	William Tumber has served as a director of our Company since February 27, 2008.

Narrative to Director Compensation

Non Employee Directors’ Cash Compensation

During 2007, our directors’ cash compensation was structured as follows:  $1,500 quarterly retainers, $3,000 for attendance at each board meeting, $1,000 for telephonic attendance at board meetings, $500 for each committee meeting attended and $375 for each telephonic board call that was not an official meeting.

Effective February 2008, our board of directors approved the following cash compensation structure: $1,500 quarterly retainers, $3,000 for attendance at each board meeting, $1,000 for telephonic attendance at board meetings and $500 for each committee meeting attended.  Additionally, the Audit Committee and Compensation Committee chairpersons will receive quarterly fees of $1,500 and $1,000, respectively.

Effective October 1, 2008, our outside directors agreed to suspend cash compensation through March 31, 2009.

Non Employee Directors’ Stock Option Awards

In April 2004, we adopted a compensation plan for our board of directors. Pursuant to the plan, we typically grant an initial option of 20,000 shares to each non-employee director at the time he or she was appointed a director of our Company. The options vested one year from the date of grant. Beginning in the second year of their term, we typically granted each non-employee director an annual option of 10,000 shares of our common stock.  No options were granted to directors during 2007.

Under the 2008 Non-Employee Directors’ Stock Option Plan that was adopted by our board of directors on January 3, 2008, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the directors’ plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment. In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each year commencing in 2009.   Provided, however; that if a person who is first elected as a non-employee director after the effective date of the directors’ plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant shall be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non- employee director. The options will vest 100% on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates. Options granted under the directors' plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of ten years.  150,000 options were granted to directors during 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned as of March 31, 2009 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership(1)

William C. Bopp	14,397,727	1,181,250	11,765,792	27,344,769	49.1%
J. Winder Hughes	4,215,189	-	2,804,124	7,019,313	15.4%
William Tumber	-	150,000	-	150,000	0.3%
John Kennedy	-	312,500	-	312,500	0.7%
Robert Mathews	-	562,500	-	562,500	1.3%
All officers and directors
as a group ( 5 persons)	18,612,916	2,206,250	14,569,916	35,389,082	59.5%

Midsummer Investment, LTD	8,344,620	-	5,551,035	13,895,655	28.8%
CAMOFI Master LDC (2)	3,521,411	-	1,755,150	5,276,561	11.9%
________________

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after March 31, 2009. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after March 31, 2009 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of March 31, 2009, there were 42,715,110 shares of our common stock issued and outstanding.

(2)
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

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. We had 6,354,440 outstanding options as of March 31, 2009.

As of March 31, 2009, we had warrants outstanding which entitle the holders to purchase 27,985,917 shares of our common stock at prices ranging from $0.18 to $0.75 per share.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1)	6,320,840	$0.44	2,067,160
Equity compensation plans not approved by security holders (2)	33,600	$27.69	-
Total	6,354,440	$0.58	2,067,160
______________
(1)
Amounts include outstanding options to employees, officers and directors under our 2008 Equity Plan and its predecessor plan (the 2004 Stock Incentive Plan) and the 2008 Directors’ Plan and its predecessor plan (the 2004 Non-Employee Director Stock Ownership Plan). The amount in column (c) includes 717,160 shares available for award under our 2008 Equity Plan and its predecessor plan and 1,350,000 shares available for awards under our 2008 Directors’ Plan. These plans provide for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)	Represents stock options granted to non-employee consultants outside the Company’s plans.

2008 Equity Incentive Plan

During the first quarter of 2008, shareholders approved  our 2008 Equity Incentive Plan (the “2008 Equity Plan”). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan.  During the year ended December 31, 2008, 6,715,000 shares were issued under the 2008 Equity Plan.  Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

All of our key employees (and key employees of our subsidiaries and affiliates in which we have a significant equity interest) are eligible to receive awards under the 2008 Equity Plan.  This plan permits the granting of:

•
stock options, including “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code and stock options that do not meet these requirements (options that do not meet these requirements are called “nonqualified stock options”);

•	stock appreciation rights, or “SARs”;

•	restricted stock; and

•	stock.

At December 31, 2008, a total of 717,160 shares of our common stock were available for granting awards under the 2008 Equity Plan. The Compensation Committee of the board of directors administers the 2008 Equity Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the Fair Market Value that is defined in the Plan.

We have issued options to all employees. The number of stock options issued to our officers and employees that remain outstanding at December 31, 2008 amounted to 6,354,440 shares.

Non-Employee Director Plans

During the first quarter of 2008, shareholders approved  our 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2008, 150,000 shares were issued under the Directors’ Plan.

Under the Directors’ Plan, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the Directors’ Plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment.  In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each year commencing in 2009.  However, if a person who is first elected as a non-employee director after the effective date of the Directors’ Plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant will be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non-employee director.  All options will vest one hundred percent (100%) on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates.

Options granted under the Directors’ Plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of 10 years.  As long as a non-employee director continues to serve with us or with an affiliate of ours, whether in the capacity of a director, an employee or a consultant, the non-employee’s option will continue.  Options will terminate three months after his or her service terminates.  However, if such termination is due to the his or her disability, the exercise period will be extended by 12 months unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.  If such termination is due to the optionholder’s death or if the optionholder dies within three months after his or her service terminates, the exercise period will be extended by 18 months following death unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.

At December 31, 2008, 157,600 stock options were outstanding under the directors’ plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2008, the following related party transactions occurred:

William C. Bopp, Chairman and CEO and Winder Hughes, member of our board of directors, participated in our January 2008 Recapitalization Plan. Mr. Hughes’ participation was through an investment fund that he manages, the Focus Fund.

Exchange Transaction Summary:	Debentures Exchanged		Common		New
	Face	Carrying	Stock	Warrants	Warrants
Related Party	Amount	Value	Issued	Exchanged	Issued
William C. Bopp, Chairman and CEO (1)	$1,400,000	$259,300	3,931,536	3,888,889	1,965,768
Winder Hughes, Director (2)	$1,000,000	$247,231	2,808,240	2,777,777	1,404,120

New Investment Summary:		Common
	Amount	Stock	Associated
Related Party	Invested	Purchased	Warrants
William C. Bopp, Chairman and CEO	$1,750,000	9,800,024	9,800,024
Winder Hughes, Director	$250,000	1,400,004	1,400,004

______________
(1)	Mr. Bopp has served as our Chief Executive Officer since January 4, 2008. He was appointed Chairman of the Board on October 11, 2007.
(2)	Mr. Hughes has served as a Director since October 11, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP,  and Peterson & Co. LLP

Squar, Milner, Peterson, Miranda & Williamson, LLP / Peterson & Co LLP	2008	2007
(1) Audit Fees	$136,700	$147,377
(2) Tax Fees	$11,643	$16,541
(3) All Other Fees	$0	$0
______________
(1)
Audit fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP/Peterson & Co were for all professional services performed in connection with the audit of our annual financial statements, reviews of financial statements included in our Forms 10-Q for those periods as well as services rendered in connection with registration statements.

(2)	Tax services include fees for the preparation of federal and state tax returns.
(3)	Squar, Milner, Peterson, Miranda & Williamson, LLP/Peterson & Co., LLP did not bill us for other services during 2008 and 2007.

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

ITEM 15.  EXHIBITS.

Number	Description of Exhibits

3.1
Certificate of Incorporation dated June 8, 2006 (included as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and incorporated herein by reference).

4.1
Certificate of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (included as Exhibit 4.01 to the Form 8-K filed May 25, 2006, and incorporated herein by reference).

10.1	Stock Incentive Plan, dated March 31, 2004 (included as Exhibit 10.1 to the Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.2	2004 Non-Employee Director Stock Ownership Plan dated December 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.3	Employment Agreement between the Company and John Kennedy, dated October 10, 2005 (included as Exhibit 10.3 to the Form 8-K filed October 27, 2005, and incorporated herein by reference).

10.4
Independent Sales Agent Agreement between the Company and Platinum Medical Inc., dated November 21, 2006 (included as Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.5
Lease between the Company and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6
First Amendment to Lease between the Company and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.7
Securities Purchase Agreement between the Company and various investors, dated February 23, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 27, 2007, and incorporated herein by reference).

10.8
Amendment to Securities Purchase Agreement between the Company and various investors, dated July 19, 2007 (included as Exhibit 10.11 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.9	Securities Purchase Agreement between the Company and various investors, dated July 31, 2007 (included as Exhibit 10.1 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.10
Registration Rights Agreement between the Company and various investors, dated February 23, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 27, 2007, and incorporated herein by reference).

10.11
Amendment No. 1 to Registration Rights Agreement between the Company and various investors, dated July 19, 2007 (included as Exhibit 10.7 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.12	Common Stock Purchase Warrant, dated February 23, 2007 (included as Exhibit 10.4 to the Form 8-K filed February 27, 2007, and incorporated herein by reference).

10.13	8% Secured Convertible Debenture, dated July 31, 2007 (included as Exhibit 10.2 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.14	Consent, Waiver and Amendment Agreement, dated February 23, 2007 (included as Exhibit 10.6 to the Form 8-K filed February 27, 2007, and incorporated herein by reference).

10.15	Revised Consent, Waiver and Amendment Agreement, dated July 22, 2007 (included as Exhibit 10.10 to the Form 8-K filed August 2, 2007, and incorporate herein by reference).

10.16	Consent, Waiver and Amendment Agreement, dated July 19, 2007 (included as Exhibit 10.6 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.17	Security Agreement between the Company and various investors, dated February 23, 2007 (included as Exhibit 10.5 to the Form 8-K filed February 27, 2007, and incorporated herein by reference).

10.18
Amendment No. 1 to Security Agreement between the Company and various investors, dated July 19, 2007 (included as Exhibit 10.2 to the Form 8-K filed August 2, 2007, and incorporated herein by reference).

10.19	Recapitalization Agreement between the Company and Securityholders, dated December 31, 2007 (included as exhibit 99.1 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.20	Securities Purchase Agreement between the Company and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.21	Executive Employment Agreement between the Company and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.22
Amendment to Executive Employment Agreement between the Company and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Form 8-K filed February 29, 2008, and incorporated herein by reference)..

14.1
Code of Ethics Regarding Financial Professionals (included as exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: April 15, 2009	By: /s/ William C. Bopp
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2009	By: /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William C. Bopp	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2009

/s/ Robert Mathews	Executive Vice President and Chief Financial Officer	April 15, 2009

/s/ John Kennedy	Director, President and Chief Operating Officer	April 15, 2009

/s/ J. Winder Hughes, III	Director	April 15, 2009

/s/ William Tumber	Director	April 15, 2009