Form 10-K/A
period 2008-12-31
VIKING SYSTEMS INC
filed 2009-05-14
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

(508) 366-3668
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None.	Name of each exchange on which registered: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:
$.001 Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock on April 30, 2009 was 42,715,110.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009. This Amendment is being filed to amend our original Form 10-K to include a consent from Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP. In addition, on the cover page, the information with respect to the number of outstanding shares of common stock has been updated. We are also updating our list of exhibits in Item 15 of this report to include the consent of our Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP.  We have also included the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment No. 1. Except for the update to the cover page and the filing of the consent and related certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

ITEM 15.  EXHIBITS.

Number	Description of Exhibits
23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated herein).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: May 14, 2009	By: /s/ William C. Bopp
William C. Bopp Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2009	By: /s/ Robert Mathews
Robert Mathews Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William C. Bopp	Chief Executive Officer and Chairman of the Board of Directors	May 14, 2009
William C. Bopp
/s/ Robert Mathews	Executive Vice President and Chief Financial Officer	May 14, 2009
Robert Mathews
/s/ John Kennedy	Director, President and Chief Operating Officer	May 14, 2009
John Kennedy
/s/ J. Winder Hughes, III	Director	May 14, 2009
J. Winder Hughes, III
/s/ William Tumber	Director	May 14, 2009
William Tumber