Form 10-Q
period 2009-03-31
VIKING SYSTEMS INC
filed 2009-05-14
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

The registrant had 42,715,110 shares of common stock, $0.001 par value per share, outstanding as of April 30, 2009.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2009

PART I - FINANCIAL INFORMATION

		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at March 31, 2009 and December 31, 2008	2
	Statements of Operations for the Three Months Ended March 31, 2009 and 2008	3
	Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	4-5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4T.	Controls and Procedures	13-14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15-18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19-20

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	March 31,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$446,186	$168,767
Accounts receivable, net	715,087	837,229
Inventories	1,848,003	2,104,764
Prepaid expenses	25,735	151,048
Total current assets	3,035,011	3,261,808

Property and equipment, net	145,582	223,609
Intangible assets, net	192,500	210,000
Total assets	$3,373,093	$3,695,417

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,282,417	$1,432,460
Accrued liabilities	758,518	794,219
Deferred revenue	98,243	51,254
Capital lease obligations – current	21,003	31,821
Total current liabilities	2,160,181	2,309,754

Commitments and contingencies

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; 0 shares outstanding at March 31, 2009 and December 31, 2008	-	-

Stockholders’ Equity:

Common stock, $0.001 par value, 400,000,000 shares authorized; and 42,715,110 issued and outstanding at March 31, 2009 and December 31, 2008	42,715	42,715
Additional paid-in capital	26,684,368	26,566,607
Accumulated deficit	(25,514,171)	(25,223,659)
Total stockholders' equity	1,212,912	1,385,663
Total liabilities and stockholders' equity	$3,373,093	$3,695,417

 The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended March 31,
	2009	2008

Sales, net	$1,521,228	$1,396,917
Cost of sales	1,146,932	1,235,560

Gross profit	374,296	161,357
Operating expenses:
Selling and marketing	230,895	390,823
Research and development	147,721	237,508
General and administrative	403,027	1,383,892

Total operating expenses	781,643	2,012,223

Operating loss	(407,347)	(1,850,866)

Other income (expense):
Interest income	510	15,237
License fee	115,000	-
Other income	2,060	270,873
Interest expense	(735)	-
Loss on recapitalization transaction	-	(2,703,776)
Gain on derivative liability	-	307,061
Total other income (expense)	116,835	(2,110,605)

Net loss	$(290,512)	$(3,961,471)

Net loss per share - basic and diluted	$(0.01)	$(0.10)

Weighted average shares outstanding - basic and diluted	42,715,110	41,199,755

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(290,512)	$(3,961,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,494	131,512
Stock based compensation expense	117,761	724,791
Gain on derivative liability	-	(307,061)
Loss on recapitalization transaction	-	2,703,776

Changes in operating assets and liabilities:
Accounts receivable	122,142	606,161
Inventories, net	260,794	(243,495)
Prepaid expenses	125,313	(75,371)
Other current assets	-	40,301
Accounts payable	(150,043)	(704,162)
Accrued expenses	(35,701)	(352,531)
Deferred revenue	46,989	(147,845)

Net cash provided by (used in) operating activities	288,237	(1,585,395)

Cash flows from investing activities:
Purchase of property and equipment	-	(18,331)
Net cash used in investing activities		(18,331)

Cash flows from financing activities:
Net proceeds from issuance of common stock		-	2,589,905
Repayment of capital lease obligations		(10,818)	(10,273)

Net cash (used in) provided by financing activities		(10,818)	2,579,632
Net change in cash and cash equivalents		277,419	975,906

Cash and cash equivalents at beginning of period		168,767	317,098
Cash and cash equivalents at end of period		$446,186	$1,293,004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$735	$1,767
Income taxes	$		$-

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited  (continued)

Non-cash, investing and financing activities:

There were no non-cash investing and financing activities during the three months ended March 31, 2009.

During the three months ended March 31, 2008, the Company:

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

The accompanying notes are an integral part of the interim financial statements.

1.           INTERIM FINANCIAL STATEMENTS

The balance sheet of Viking Systems, Inc. (“Viking” or the “Company”) as of March 31, 2009 and the statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008 are unaudited. However, management, in its opinion, has made all adjustments necessary to ensure that the information presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2008, included in Viking's annual report on Form 10-K for the year ended December 31, 2008,  which was filed on April 15, 2009 with the Securities and Exchange Commission. The results of operations and cash flows for the three month periods ended March 31, 2009 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

2.           LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the three months ended March 31, 2009, we incurred a net loss of $290,512.  For the year ended December 31, 2008, the Company recorded a net loss of $5,752,057 and cash used in operating activities was $2,615,399.  As of March 31, 2009, the Company had $446,186 of cash and cash equivalents and a net working capital balance of $874,830.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations are not likely to be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to reduce the Company’s operating expenses, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.    In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements.  In this regard, in August 2008, the Company entered into a technology licensing arrangement pursuant to which we received proceeds of $1.0 million.    In November 2008, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital.  This process is ongoing. However,  the Company may not be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

3.           LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the three month periods ended March 31, 2009 and March 31, 2008, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	Three Months Ended March 31,
	2009	2008
Warrants	27,985,020	28,047,519
Stock Options	6,354,440	6,940,840
Total	34,339,460	34,988,359

4.           INVENTORY

Details of our inventory account balances are as follows:

	March 31, 2009	December 31, 2008
Inventories:
Parts and supplies	$1,114,868	$1,208,720
Work-in-progress	417,531	426,779
Finished goods	788,105	945,816
Valuation reserve	(472,501)	(476,551)
	$1,848,003	$2,104,764

5.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Employee and director compensation	$459,090	$433,371
Registration delay fees	161,574	161,574
Professional and consulting fees	39,718	88,918
Other accrued expenses	98,136	110,356
	$758,518	$794,219

6.           LICENSE AGREEMENT

In March 2009, the Company licensed one of its patents to a third party through September 2009.  The license is exclusive and is for use outside the medical products field.  The third party had previously licensed this patent through December 2006.  The license fee of $115,000 is included in other income for the three months ended March 31, 2009 and in accounts receivable at March 31, 2009.

7.           STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted, using the modified prospective method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

During the three months ended March 31, 2009 and 2008, the Company recorded $117,761 and $724,791 respectively, in non-cash stock-based compensation expense pursuant to SFAS 123R. As of March 31, 2009, there was approximately $1,008,508 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 3 years.

No stock options were granted during the three months ended March 31, 2009.  The fair value of stock options granted during the three months ended March 31, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of 3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the three months ended March 31, 2008 were valued at $1,779,528.  Based on vesting terms, $312,168 of this amount was recognized during the three months ended March 31, 2008.

The following table summarizes the stock option transactions during the three months ended March 31, 2009:

	Number of Shares	Weighted - Average Exercise Price		Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2008	6,354,440		$0.58	9.11
Granted	-	$
Cancelled	-	$
Options outstanding March 31, 2009	6,354,440		$0.58	8.86

Options exercisable at March 31, 2009	3,067,528		$0.84	8.80

During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the three months ended March 31, 2008, 6,715,000 shares were issued under the 2008 Equity Plan and 150,000 shares were issued under the Directors’ Plan.

During the three months ended March 31, 2008, six employees surrendered 79,000 previously issued stock options. As a result, the total amount of shares issuable under 2008 Equity Plan increased by 79,000.   In connection with the surrender of stock options, during three months ended March 31, 2008 the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

8.           WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the three months ended March 31, 2009:
	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2008	27,985,020	$0.18-0.35	$0.18	4.0
Expired	-
Exercised	-
Outstanding March 31, 2009	27,985,020	0.18-0.35	0.18	3.75

9.           RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements were adopted effective January 1, 2009:

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-5, “ Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The  adoption of EITF 07-5 effective January 1, 2009 did not have a material impact on the Company’s financial statements

In February 2008, the FASB issued FASB Staff  Position (“FSP”) FSP 157-2, “ Effective Date of FASB Statement No. 157 ” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets.  The adoption of SFAS 157 with respect to non-financial assets and liabilities effective January 1, 2009 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.. The adoption of  FSP FAS 142-3  effective January 1, 2009 did not have a material impact on the Company’s financial statements.

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

We manufacture two dimensional, or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer , or ODM, programs and Original Equipment Manufacturer ,OEM, programs.

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

Since our inception, we financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through March  31, 2009, we have raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of March 31, 2009, we had cash of  $446,186.

Net cash provided by operating activities for three months ended March 31, 2009 was $288,237.  Net cash used in operating activities for the three months ended March 31, 2008 was $1,585,395. This improvement in  cash flows from operating activities was attributable primarily to a smaller loss for the three months ended March 31, 2009 combined with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable and accrued expenses compared with  net cash consummation in those combined changes during the same period in 2008.

Net cash used in financing activities was $10,818 during the three months ended March 31, 2009 compared with net cash provided by  financing activities of $2,579,632  during the three months ended March 31, 2008. The net cash provided by financing activities in 2008 resulted from the sale of common stock in connection with our Recapitalization Plan. We completed no such financing activities during the three months ended March 31, 2009.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2009 Compared with the Three Month Period Ended March 31, 2008

Sales.  We had sales of $1,521,228 for the three months ended March 31, 2009 and of $1,396,917 for the three months ended March 31, 2008, representing an increase of 9%. The increase in sales during 2009 was due to increased sales in both 3Di and OEM products and service.  During the quarter ended March 31, 2009, we experienced increase demand and sales of our high definition cameras as well as our proprietary visualization system designed for and distributed by Boston Scientific as compared with the first quarter of 2008.  Partially offsetting these increases was a decrease in revenue recognized associated with a third party development contract for 3D vision products.

 Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2009 were to three customers who accounted for 25%, 20% and 16% of revenues, respectively.

Gross Profit. Gross profit was $374,296 or 24.5% for the months ended March 31, 2009 and $161,357 or 11.5% for the three months ended March 31, 2008, representing an increase of  $212,939. The increase in gross margin percentage is due to a favorable sales mix of higher margin products as well as higher production volumes resulting in lower per unit manufacturing costs.

Operating Expenses.  We incurred operating expenses of  $781,643 for the three months ended March 31, 2009 and  $2,012,223 for the three months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $663,882 and $1,287,432, respectively.  This decrease of  $623,550 is due largely due to decreased general and administrative expense and our continued cost reduction efforts .

Sales and Marketing Expense. Sales and marketing expenses were $230,895 for the three months ended March 31, 2009 and $390,823 for the three months ended March 31, 2008.  This decrease of $159,928, or approximately 41% is due to reductions in our or marketing efforts, reduction in sales related headcount, and lower depreciation expense related to demonstration equipment.

Research and Development Expense.  We had research and development expenses of $147,721 for the three months ended March 31, 2009 and $237,508 for the three months ended March 31, 2008, representing a decrease of  $89,797. This decrease occurred primarily due to the reduction of personnel focused on research and development activities.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $403,027 for the three months ended March 31, 2009 and $1,383,892 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we recorded $117,761 related to non-cash stock option compensation expense compared with $724,791 for the same period in 2008.  Excluding these charges, general and administrative expense decreased $373,837.  Legal expense decreased approximately $191,000 as compared with the prior year due to services associated with the 2008 Recapitalization not repeating in 2009. We also incurred lower audit related expenses in the first quarter of 2009 compared with the same period in 2008. Additionally, we accrued an employee separation charge of approximately $90,000 during the quarter ended March 31, 2008 that was not repeated in 2009.

Other Income and Expenses.   During the three months ended 2009, other income and expense totaled to income of $116,835 compared with a net charge of $2,110,605 for the same period in 2008.  During the first quarter of 2009 we recorded $115,000 of license fee income related to the granting of a  license to use one of our patents in the nonmedical markets.  During the first quarter of 2008, we recorded a charge of $2,703,776 related to the recapitalization transaction.  This charge was offset by the reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain on derivative liability of $307,061 related to the decrease in value of tour derivative instruments.

Operating Loss Before Non-Cash Charges

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended March 31,
	2009	2008
Net loss, as reported	$(290,512)	$(3,961,471)
Adjustments:
Total other (income)/expense	(116,835)	2,110,605
Non-cash stock option expense	117,161	724,791
Depreciation and amortization	91,494	131,512
Operating loss before non-cash charges	$(198,692)	$(994,563)

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of  March 31, 2009, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the three months ended March 31, 2009 and 2008, no impairment of long-lived assets was recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.  As set forth below, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of, nor do we have any knowledge of, any such legal proceedings or claims against us or our officer and directors in their capacity as such that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Forward Looking Statements

This interim report on Form 10-Q contains and incorporates by reference certain “forward-looking statements” with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this report on Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. These forward-looking statements represent our judgment as of the date of this Form 10-Q. We disclaim, however, any intent or obligation to update our forward-looking statements, except as required by law.

Risks Related to our Business

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern.

The report dated April 15, 2009 from our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, on our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph in which they stated that the financial statements were prepared assuming that we would continue as a going concern and that there was substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of our significant operating losses and negative operating cash flows.  During the three months ended March 31, 2009, we incurred a net loss of $290,512.  During the years ended December 31, 2008 and 2007, we incurred net losses of $5,752,057 and $923,290, respectively, and we incurred negative cash flows from operating activities of $2,615,399 and $6,792,845, respectively.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern explanatory paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2009 were to three customers who accounted for 25%, 20% and 16% of revenues, respectively. Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively.  No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities during the quarter ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of  March 31, 2009, we are not in default with respect to any indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the quarter ended March 31, 2009.

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
10.22
Amendment to Executive Employment Agreement between the Company and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Form 8-K filed February 29, 2008, and incorporated herein by reference).

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

Dated: May 14, 2009	VIKING SYSTEMS, INC.

	By:	/s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)