Form 10-Q
period 2009-06-30
VIKING SYSTEMS INC
filed 2009-08-07
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 42,715,110 shares of common stock, $0.001 par value per share, outstanding as of July 31, 2009.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2009

PART I - FINANCIAL INFORMATION

		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at June 30, 2009 and December 31, 2008	2
	Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	3
	Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	4-5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15-19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20-21

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	June 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$311,711	$168,767
Accounts receivable, net	628,420	837,229
Inventories, net	1,828,746	2,104,764
Prepaid expenses	60,985	151,048
Total current assets	2,829,862	3,261,808

Property and equipment, net	83,057	223,609
Intangible assets, net	175,000	210,000
Total assets	$3,087,919	$3,695,417

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,103,090	$1,432,460
Accrued liabilities	861,921	794,219
Deferred revenue	174,240	51,254
Capital lease obligations	10,032	31,821
Total current liabilities	2,149,283	2,309,754

Commitments and contingencies

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; No shares outstanding at June 30, 2009 and December 31, 2008	-	-

Stockholders’ Equity:

Common stock, $0.001 par value, 400,000,000 shares authorized; and 42,715,110 issued and outstanding at June 30, 2009 and December 31, 2008	42,715	42,715
Additional paid-in capital	26,796,625	26,566,607
Accumulated deficit	(25,900,704)	(25,223,659)
Total stockholders' equity	938,636	1,385,663
Total liabilities and stockholders' equity	$3,087,919	$3,695,417

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales, net	$1,632,662	$1,464,785	$3,153,890	$2,861,702
Cost of sales	1,184,716	1,303,001	2,331,648	2,538,561

Gross profit	447,946	161,784	822,242	323,141

Operating expenses:
Selling and marketing	270,332	402,741	501,227	793,564
Research and development	133,079	192,698	280,800	430,206
General and administrative	430,988	618,680	834,015	2,002,572
Total operating expenses	834,399	1,214,119	1,616,042	3,226,342
Operating loss	(386,453)	(1,052,335)	(793,800)	(2,903,201)

Other income (expense):
Interest income	240	2,036	750	17,273
Interest expense	(320)	-	(1,055)	-
Loss on recapitalization transaction	-	-	-	(2,703,776)
License fee	-	-	115,000	-
Other income (expense)	-	(355)	2,060	270,518
Gain on derivative liability	-	-	-	307,061
Total other income (expense)	(80)	1,681	116,755	(2,108,924)
Net loss	$(386,533)	$(1,050,654)	$(677,045)	$(5,012,125)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.12)

Weighted average shares - basic and diluted	42,715,110	42,556,610	42,715,110	41,878,182

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(677,045)	$(5,012,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,293	265,202
Stock based compensation expense	230,018	845,324
Gain on derivative liability	-	(307,061)
Loss on recapitalization transaction	-	2,703,776

Changes in operating assets and liabilities:
Accounts receivable	208,809	599,910
Inventories, net	282,043	(685,252)
Prepaid expenses	90,063	(147,037)
Other current assets	-	108,512
Accounts payable	(329,370)	(185,236)
Accrued expenses	67,702	(541,236)
Deferred revenue	122,986	(46,084)
Net cash provided by (used in) operating activities	167,499	(2,401,307)

Cash flows from investing activities:
Purchase of property and equipment	(2,766)	(22,583)
Net cash used in investing activities	(2,766)	(22,583)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	2,589,905
Repayment of capital lease obligations	(21,789)	(20,676)
Net cash (used in) provided by financing activities	(21,789)	2,569,229
Net increase in cash and cash equivalents	142,944	145,339

Cash and cash equivalents at beginning of period	168,767	317,098
Cash and cash equivalents at end of period	$311,711	$462,437

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,055	$1,767
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows-Unaudited  (continued)

Non-cash, investing and financing activities:

There were no non-cash investing and financing activities during the six months ended June 30, 2009.

During the six months ended June 30, 2008, the Company:

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

1.           INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of  management,  the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2008, included in Viking's annual report on Form 10-K for the year ended December 31, 2008,  which was filed on April 15, 2009 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended June 30, 2009 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

2.           LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the six months ended June 30, 2009, we incurred a net loss of $677,045.  For the year ended December 31, 2008, the Company recorded a net loss of $5,752,057 and cash used in operating activities was $2,615,399.  As of June 30, 2009, the Company had $311,711 of cash and cash equivalents and a net working capital balance of $680,579.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to reduce the Company’s operating expenses, and continues to implement changes in its strategic direction aimed at achieving profitability and positive cash flow.    In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements.   In November 2008, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital.  This process is ongoing. However, the Company may not be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

3.           LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the three and six month periods ended June 30, 2009 and June 30, 2008, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Warrants	27,913,631	28,047,519	27,913,631	28,047,519
Stock Options	6,504,440	6,940,840	6,504,440	6,940,840
Total	34,418,071	34,988,359	34,418,071	34,988,359

4.           INVENTORY

Details of our inventory account balances are as follows:

	June 30, 2009	December 31, 2008
Inventories:
Parts and supplies	$1,105,765	$1,208,720
Work-in-progress	383,723	426,779
Finished goods	801,134	945,816
Valuation reserve	(461,875)	(476,551)
	$1,828,747	$2,104,764

5.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Employee and director compensation	$492,246	$433,371
Registration delay fees	161,574	161,574
Professional and consulting fees	60,580	88,918
Other accrued expenses	147,521	110,356
	$861,921	$794,219

6.           LICENSE AGREEMENT

In March 2009, the Company licensed one of its patents to a third party through September 2009.  The license is exclusive and is for use outside the medical products field.  The third party had previously licensed this patent through December 2006.  The license fee of $115,000 is included in other income for the six months ended June 30, 2009.

7.           STOCK-BASED COMPENSATION

During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the six months ended June 30, 2009 150,000 option were granted under the Directors’ Plan.  During the six months ended June 30, 2008, 6,715,000 stock options were granted under the 2008 Equity Plan and 150,000 stock options were granted under the Directors’ Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”) using the modified prospective method. In accordance with SFAS 123R the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

During the three months ended June 30, 2009 and 2008, the Company recorded $112,257 and $120,533 respectively and during the six months ended June 30, 2009 and 2008, the Company recorded $230,018 and $845,324  respectively, in non-cash stock-based compensation expense pursuant to SFAS 123R. As of June 30, 2009, there was approximately $901,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.75 years.

During the six months ended June 30, 2009 150,000 stock options were granted with an exercise price equal to the quoted market price on the day of grant of $.04 per share. The valuation of such stock options was determined to be immaterial using the Black-Scholes valuation model. The fair value of stock options granted during the six months ended June 30, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of 3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the six months ended June 30, 2008 were valued at $1,779,528.

The following table summarizes the stock option transactions during the six months ended June 30, 2009:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2008	6,354,440	$0.58	9.11
Granted	150,000	$0.04	9.84
Cancelled	-	$-	-
Options outstanding June 30, 2009	6,504,440	$0.57	8.40

Options exercisable at June 30, 2009	3,323,778	$0.80	8.56

During the six months ended June 30, 2008, six employees surrendered 79,000 previously issued stock options. As a result, the total amount of shares issuable under 2008 Equity Plan increased by 79,000.   In connection with the surrender of stock options, during six months ended June 30, 2008 the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

8.           WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the six months ended June 30, 2009:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2008	27,985,020	$0.18-0.35	$0.18	4.0
Expired	(71,389)	$0.35	$0.35	-
Exercised	-	-	-	-
Outstanding June 30, 2009	27,913,631	0.18-0.35	0.18	3.50

9.           RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements were adopted effective January 1, 2009:

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. Paragraph 11(a) of Statement of Financial Accounting Standards (“SFAS”) No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The  adoption of EITF 07-5 effective January 1, 2009 did not have a material impact on the Company’s financial statements

In February 2008, the FASB issued FASB Staff  Position (“FSP”) FSP 157-2, “ Effective Date of FASB Statement No. 157 ” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets.  The adoption of SFAS 157 with respect to non-financial assets and liabilities effective January 1, 2009 did not have a material impact on the Company’s financial statements.

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

The following accounting pronouncements were adopted during the quarter ended June 30, 2009:

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1”). FSP FAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This statement became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

The Company has evaluated subsequent events that occurred after June 30, 2009, through August 7, 2009, the date the Company’s financial statements were issued.  During this period we did not have any material recognized or unrecognized subsequent events that required recognition or disclosure in our June 30, 2009 financial statements.

Accounting pronouncements to be adopted during the quarter ended September 30, 2009:

In June 2009, through the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US generally accepted accounting principles (“US GAAP”)(other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the quarter ending September 30, 2009. The adoption of the Codification will not have an effect on the Company’s financial statements, but will impact the Company’s future financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

We manufacture two dimensional, or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer , or ODM, programs and Original Equipment Manufacturer, or OEM, programs.

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

Since our inception, we financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through  June 30, 2009, we have raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of June 30, 2009, we had cash of  $311,711.

Net cash provided by operating activities for six months ended June 30, 2009 was $167,499.  Net cash used in operating activities for the six months ended June 30, 2008 was $2,401,307. This improvement in cash flows from operating activities was attributable primarily to a smaller loss for the six months ended June 30, 2009 combined with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable and accrued expenses compared with net cash consumed in those combined changes during the same period in 2008.

Net cash used in financing activities was $21,789 during the six months ended June 30, 2009 compared with net cash provided by financing activities of $2,569,229  during the six months ended June 30, 2008. The net cash provided by financing activities in 2008 resulted from the sale of common stock in connection with our Recapitalization Plan. We completed no such financing activities during the six months ended June 30, 2009.

RESULTS OF OPERATIONS

Three and Six Month Period Ended June 30, 2009 Compared with the Three and Six Month Period Ended June 30, 2008

Sales.  We had sales of $1,632,662 for the three months ended June 30, 2009 and of $1,464,785 for the three months ended June 30, 2008, representing an increase of 11%.   For the six months ended June 30 2009, sales increased 10% to $3,153,890 as compared with the same period in the prior year.  The increase in sales during 2009 was due to increased sales in both 3Di and OEM products and service.  During the three and six months periods ended June 30, 2009, we experienced increased demand and sales of our high definition cameras as well as our proprietary visualization system designed for and distributed by Boston Scientific as compared with the same periods of 2008.  Partially offsetting these increases was a decrease in revenue recognized associated with a third party development contract for 3D vision products.

Sales to individual customers exceeding 10% of revenues in the three and six months ended June 30, 2009 were to three customers who accounted for 34%, 31% and 14% and 29%, 26% and 14% of revenues, respectively.

Gross Profit. Gross profit was $447,946 or 27.4% of sales for the three months ended June 30, 2009 and $161,784 or 11.5% of sales for the three months ended June 30, 2008, representing an increase of $286,162.   For the six months ended June 30, 2009 gross profit was $822,242 or 26.1% of sales compared with $323,141 or 11.3% of sales for the same period in 2008.  The increase in gross margin percentage for both periods in 2009 is due to a favorable sales mix of higher margin products as well as higher production volumes resulting in lower per unit manufacturing costs.

Operating Expenses.  We incurred operating expenses of $834,399 for the three months ended June 30, 2009 and $1,214,119 for the three months ended June 30, 2008.  For the three months ended June 30, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $731,889 and $1,093,586, respectively.

We incurred operating expenses of $1,616,042 for the six months ended June 30, 2009 and  $3,226,342 for the six months ended June 30, 2008.  For the six months ended June 30, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $1,386,024 and $2,381,018, respectively.

This decrease in total operating expenses for both periods is due largely to our continued cost reduction efforts.

Sales and Marketing Expense. Sales and marketing expenses were $270,332 for the three months ended June 30, 2009 and $402,741 for the three months ended June 30, 2008.  Sales and marketing expenses were $501,227 for the six months ended June 30, 2009 and $793,564 for the six months ended June 30, 2008.  This decreases of 33% and 37%, respectively are due to reductions in our marketing efforts, reduction in sales related headcount, and lower depreciation expense related to demonstration equipment. Partially offsetting these reductions was bad debt expense of $57,845 in the quarter ended June 30, 2009.

Research and Development Expense.  We had research and development expenses of $133,079 for the three months ended June 30, 2009 and $192,698 for the three months ended June 30, 2008, representing a decrease of $59,619. For the six months ended June 30, 2009 research and development expense was $280,800 compared with $430,206, a decrease of $149,406. The decrease for both periods occurred primarily due to the reduction of personnel focused on research and development activities.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $430,988 for the three months ended June 30, 2009 and $618,680 for the three months ended June 30, 2008.  During the three months ended June 30, 2009, we recorded $112,257 related to non-cash stock option compensation expense compared with $120,533 for the same period in 2008.  Excluding these charges, general and administrative expense decreased $179,416.  Legal expense decreased approximately $57,518 as compared with the prior year. We also incurred lower audit related expenses in 2009 compared with the same period in 2008.

General and administrative expenses were $834,015 for the six months ended June 30, 2009 and $2,002,572 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we recorded $230,018 related to non-cash stock option compensation expense compared with $845,324 for the same period in 2008.  Excluding these charges, general and administrative expense decreased $553,251 or 48%. Legal expense decreased approximately $248,086 as compared with the prior year. We also incurred lower audit related expenses in 2009 compared with the same period in 2008. Additionally, we accrued an employee separation charge of approximately $90,000 during the quarter ended June 30, 2008 that was not repeated in 2009.

Other Income and Expenses.   During the six months ended June 30, 2009, other income and expense totaled to income of $116,755 compared with a net charge of $2,108,924 for the same period in 2008.  During the first quarter of 2009 we recorded $115,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  During the first quarter of 2008, we recorded a charge of $2,703,776 related to the recapitalization transaction.  This charge was offset by the reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain on derivative liability of $307,061 related to the decrease in value of our derivative instruments.

Operating Loss Before Non-Cash Charges

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss, as reported	$(386,533)	$(1,050,654)	$(677,045)	$(5,012,125)
Adjustments:
Total other (income)/expense	80	(1,681)	(116,755)	2,018,924
Non-cash stock option expense	112,257	120,533	230,018	845,324
Depreciation and amortization	80,799	133,689	172,293	265,202
Operating loss before non-cash charges	$(193,397)	$(798,113)	$(391,489)	$(1,882,675)

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the six months ended June 30, 2009 and 2008, no impairment of long-lived assets was recorded.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

The report dated April 15, 2009 from our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, on our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph in which they stated that the financial statements were prepared assuming that we would continue as a going concern and that there was substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of our significant operating losses and negative operating cash flows.  During the six months ended June 30, 2009, we incurred a net loss of $677,045.  During the years ended December 31, 2008 and 2007, we incurred net losses of $5,752,057 and $923,290, respectively, and we incurred negative cash flows from operating activities of $2,615,399 and $6,792,845, respectively.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern explanatory paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We require additional financing and our inability to raise additional capital on acceptable terms in the future may have a material adverse effect on our business and financial condition.

We believe that we may need to seek a business combination or additional financing in order to fund our operations and carry out our business plan for the next twelve months. The overall weakening of the economy and increased financial instability of many borrowers has resulted in a general tightening of capital availability.  Many lending and investing institutions that have traditionally been sources of capital have experienced significant losses and a lack of liquidity. These conditions may adversely impact our ability to raise capital. There can be no assurance that a business combination or such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

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

Sales to individual customers exceeding 10% of revenues in the six months ended June 30, 2009 were to three customers who accounted for 29%, 26% and 14% of revenues, respectively. Sales to individual customers exceeding 10% of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively.  No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of June 30, 2009, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.6% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from June 30, 2009) were exercised, may beneficially own approximately 35,132,832 shares or  59.3% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. As of June 30, 2009, all of the warrants and options included in the above calculation were at exercise prices above the quoted market price of our common stock.

The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities during the quarter ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of  June 30, 2009, we are not in default with respect to any indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the quarter ended June 30, 2009.

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

Dated: August 7, 2009	VIKING SYSTEMS, INC.

	By:	/s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)