Form 10-Q
period 2009-09-30
VIKING SYSTEMS INC
filed 2009-11-06
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 42,715,110 shares of common stock, $0.001 par value per share, outstanding as of October 30, 2009.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2009

PART I - FINANCIAL INFORMATION

		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at September 30, 2009 and December 31, 2008	2
	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4-5
	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17-21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22-23

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	September 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$214,510	$168,767
Accounts receivable, net	621,135	837,229
Inventories, net	1,869,458	2,104,764
Prepaid expenses	50,867	151,048
Total current assets	2,755,970	3,261,808

Property and equipment, net	55,249	223,609
Intangible assets, net	157,500	210,000
Total assets	$2,968,719	$3,695,417

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,174,668	$1,432,460
Accrued liabilities	772,873	794,219
Deferred revenue	175,005	51,254
Capital lease obligations	-	31,821
Total current liabilities	2,122,546	2,309,754

Commitments and contingencies

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; No shares outstanding at September 30, 2009 and December 31, 2008	-	-

Stockholders’ Equity:

Common stock, $0.001 par value, 400,000,000 shares authorized; and 42,715,110 issued and outstanding at September 30, 2009 and December 31, 2008	42,715	42,715
Additional paid-in capital	26,909,786	26,566,607
Accumulated deficit	(26,106,328)	(25,223,659)
Total stockholders' equity	846,173	1,385,663
Total liabilities and stockholders' equity	$2,968,719	$3,695,417

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales, net	$1,995,614	$1,585,826	$5,149,504	$4,447,528
Cost of sales
Cost of goods sold	1,508,042	1,261,819	3,839,690	3,800,380
Inventory valuation charge	-	372,440	-	372,440
Total cost of sales	1,508,042	1,634,259	3,839,690	4,172,820

Gross profit (loss)	487,572	(48,433)	1,309,814	274,708

Operating expenses:
Selling and marketing	174,252	278,927	685,226	1,072,491
Research and development	121,951	183,711	402,751	613,917
General and administrative	384,685	533,486	1,218,700	2,536,060
Total operating expenses	680,888	996,124	2,306,677	4,222,468
Operating loss	(193,316)	(1,044,557)	(996,863)	(3,947,760)

Other income (expense):
Interest income	199	1,432	949	19,503
Interest expense	(2,760)	(1,272)	(3,815)	(3,052)
Loss on recapitalization transaction	-	-	-	(2,703,776)
License fee	-	1,000,000	115,000	1,000,000
Other income	-	798	2,060	272,298
Gain on derivative liability	-	-	-	307,061
Total other income (expense)	(2,561)	1,000,958	114,194	(1,107,966)
Net loss	$(195,877)	$(43,599)	$(882,669)	$(5,055,726)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.12)

Weighted average shares - basic and diluted	42,715,110	42,556,610	42,715,110	42,105,975

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(882,669)	$(5,055,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,030	386,179
Stock based compensation expense	343,179	965,857
Gain on derivative liability	-	(307,061)
Loss on recapitalization transaction	-	2,703,776

Changes in operating assets and liabilities:
Accounts receivable	216,094	442,470
Inventories, net	249,147	(357,586)
Prepaid expenses	100,181	(126,321)
Other current assets	-	108,512
Accounts payable	(257,792)	(444,349)
Accrued expenses	(21,346)	(535,497)
Deferred revenue	123,751	(203,619)
Net cash provided by (used in) operating activities	88,575	(2,423,365)

Cash flows from investing activities:
Purchase of property and equipment	(11,011)	(80,755)
Net cash used in investing activities	(11,011)	(80,755)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	2,589,905
Repayment of capital lease obligations	(31,821)	(31,408)
Net cash (used in) provided by financing activities	(31,821)	2,558,497
Net increase in cash and cash equivalents	45,743	54,377

Cash and cash equivalents at beginning of period	168,767	317,098
Cash and cash equivalents at end of period	$214,510	$371,475

Supplemental disclosure of cash flow information:
Cash paid during the period for:	-	-
Interest	$3,815	$3,039
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows - Unaudited  (continued)

Non-cash, investing and financing activities:

There were no non-cash investing and financing activities during the nine months ended September 30, 2009.

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

1.           INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management,  the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2008 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2008, included in Viking's annual report on Form 10-K for the year ended December 31, 2008,  which was filed on April 15, 2009 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended September 30, 2009 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

2.           LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the nine months ended September 30, 2009, the Company incurred a net loss of $882,669.  For the year ended December 31, 2008, the Company recorded a net loss of $5,752,057 and cash used in operating activities was $2,615,399.  As of September 30, 2009, the Company had $214,510 of cash and cash equivalents and a net working capital balance of $633,424.

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

In October 2009, the Company received an order from the U.S. Army for its proprietary 3Di vision systems totaling $897,400. The Company delivered these systems during October 2009 and anticipates payment in full in November 2009.   No significant cash outlay is required to fulfill this order as the Company has been carrying sufficient inventory in anticipation of this order during 2009.

In addition, management continues to explore various strategic alternatives, including business combinations, private placements of debt or equity securities and strategic licensing or other arrangements. In November 2008, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital.   A number of third parties executed confidentiality agreements with the Company during this process;  Over the past nine months the Company has had and, in some instances, continues to have varying levels of discussion with certain of these parties.    However, absent expedited developments related to a potential sale of the Company, Viking plans to seek  financing of $2 million to $3 million to fund the development  and launch of  the Company’s “Next Generation” 3DHD system,  anticipated 2010 operating losses and working capital needs.  The Company may not be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

3.           LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the three and nine month periods ended September 30, 2009 and September 30, 2008, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	September 30, 2009	September 30, 2008
Warrants	27,913,631	27,985,019
Stock Options	7,203,940	6,374,440
Total	35,117,571	34,359,459

4.           INVENTORY

Details of our inventory account balances are as follows:

	September 30, 2009	December 31, 2008
Inventories:
Parts and supplies	$1,144,700	$1,208,720
Work-in-progress	322,195	426,779
Finished goods	858,013	945,816
Valuation reserve	(455,450)	(476,551)
	$1,869,458	$2,104,764

5.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Employee and director compensation	$447,883	$433,371
Registration delay fees	161,574	161,574
Professional and consulting fees	76,338	88,918
Other accrued expenses	87,078	110,356
	$772,873	$794,219

6.           LICENSE AGREEMENT

In March 2009, the Company licensed one of its patents to a third party through September 2009.  The license is exclusive and is for use outside the medical products field.  The third party had previously licensed this patent through December 2006.  The license fee of $115,000 is included in other income for the nine months ended September 30, 2009.

7.           STOCK-BASED COMPENSATION

During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 6,720,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the nine months ended September 30, 2009, 700,000 options were granted under the 2008 Equity Plan and 150,000 options were granted under the Directors’ Plan.  During the nine months ended September 30, 2008, 6,715,000 stock options were granted under the 2008 Equity Plan and 150,000 stock options were granted under the Directors’ Plan.

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

During the three months ended September 30, 2009 and 2008, the Company recorded $113,161 and $120,533 respectively and during the nine months ended September 30, 2009 and 2008, the Company recorded $343,179 and $965,857  respectively, in non-cash stock-based compensation expense. As of September 30, 2009, there was approximately $792,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.25 years.

During the nine months ended September 30, 2009, 850,000 stock options were granted with a weighted average exercise price of $0.019 per share based on the quoted market price on the day of grant. The valuation of such stock options as determined using the Black-Scholes valuation model was approximately $13,000. The fair value of stock options granted during the nine months ended September 30, 2008 was estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of 3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

Using the assumption described above, the 6,865,000 stock options granted during the nine months ended September 30, 2008 were valued at $1,779,528.

The following table summarizes the stock option activity during the nine months ended September 30, 2009:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2008	6,354,440	$0.58	9.11
Granted	850,000	$0.019	9.73
Cancelled or expired	500	$17.50	-
Options outstanding September 30, 2009	7,203,940	$0.52.	8.53

Options exercisable at September 30, 2009	3,890,778	$0.73	8.33

During the nine months ended September 30, 2008, nine employees surrendered 79,000 previously issued stock options. As a result, the total amount of shares issuable under 2008 Equity Plan increased by 79,000.   In connection with the surrender of stock options, during nine months ended September 30, 2008 the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

8.           WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the nine months ended September 30, 2009:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2008	27,985,020	$0.18-0.35	$0.18	4.0
Expired	(71,389)	$0.35	$0.35	-
Exercised	-	-	-	-
Outstanding September 30, 2009	27,913,631	0.18-0.35	0.18	3.25

9.           RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

As of September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10 (formerly FASB Statement No. 168 “FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification  became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. ASC 105-10 does not change previously issued GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic.  Our adoption of ASC 105-10 did not have any impact on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on the Emerging Issues Task Force (“EITF”) abstract titled “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. As codified in ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (formerly EITF Issue No. 07-5), this guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under ASC 815-10-15-2. The adoption of this guidance effective January 1, 2009 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued updated guidance as codified in ASC 820-10, “Fair Value Measurements and Disclosures” (formerly FASB Staff Position FAS 157-2),  that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of this guidance effective January 1, 2009, did not have any impact on the Company’s financial statements.

In April 2008, the FASB issued updated guidance regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, “Intangibles-Goodwill and Other” (formerly  FASB Staff Position FAS 142-3), this guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires expanded disclosure related to the determination of intangible asset useful lives.  The adoption of this guidance effective January 1, 2009 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued updated guidance, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures” (formerly FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in accordance with fair value accounting.  This guidance also includes identifying circumstances that indicate a transaction is not orderly, and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued updated guidance, as also codified in ASC 825-10-65, “Fair Value Measurements and Disclosures” (formerly FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” ) which requires increased disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued updated guidance, codified as ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, this guidance requires the disclosure of the date through which subsequent events have been evaluated. The adoption of this guidance during the quarter ended June 30, 2009 did not have any impact on the Company’s financial statements.

The Company has evaluated subsequent events that occurred after September 30, 2009, through November 6, 2009, the date the Company’s financial statements were issued. During this period the Company did not have any material recognized or unrecognized subsequent events that required recognition or disclosure in our September 30, 2009 financial statements.

New Accounting Pronouncements

In September 2009, the FASB issued ASU. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily  provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance  expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K, this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We manufacture two dimensional, or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer, or ODM, programs and Original Equipment Manufacturer, or OEM, programs.

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

In 2008, the board of directors re-evaluated this decision in light of our subsequent experience and considered various modifications to the business strategy.  The board determined to seek additional investment in our 3Di technology followed by investment in our U.S. distribution channels.  Recent trends and events in the 3D visualization field have further confirmed our plans.

However, we cannot implement these initiatives until we either enter into a business combination or raise substantial capital resources. In November 2008 we engaged an investment banking firm to assist our management in exploring business combinations and/or raising additional capital.   A number of third parties executed confidentiality agreements with the Company during this process; Over the past nine months the Company has had and, in some instances, continues to have varying levels of discussion with certain of these parties.    However, absent expedited developments related to the sale of the Company, Viking plans to seek  financing of $2 million to $3 million to fund the development  and launch of  the Company’s “Next Generation” 3DHD system,  anticipated 2010 operating losses and working capital needs.

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

Since our inception, we have financed our operations principally through private sales of equity securities and convertible debt. From January 1, 2004 through September 30, 2009, we have raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of September 30, 2009, we had cash of $214,510.

Net cash provided by operating activities for nine months ended September 30, 2009 was $88,575.  Net cash used in operating activities for the nine months ended September 30, 2008 was $2,423,365. This improvement in cash flows from operating activities was attributable primarily to a smaller loss for the nine months ended September 30, 2009 combined with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable and accrued expenses compared with net cash consumed in those combined changes during the same period in 2008.

Net cash used in financing activities was $31,821 during the nine months ended September 30, 2009 compared with net cash provided by financing activities of $2,558,497 during the nine months ended September 30, 2008. The net cash provided by financing activities in 2008 resulted from the sale of common stock in connection with our Recapitalization Plan. We completed no such financing activities during the nine months ended September 30, 2009.

In October 2009, we received an order from the U.S. Army for our proprietary 3Di vision systems totaling $897,400. We delivered these systems during October and anticipate payment in full in November 2009.   No significant cash outlay is required to fulfill this order as we have carried sufficient inventory in anticipation of this order throughout 2009.

RESULTS OF OPERATIONS

Three and Nine Month Period Ended September 30, 2009 Compared with the Three and Nine Month Period Ended September 30, 2008

Sales.  We had sales of $1,995,614 for the three months ended September 30, 2009 and of $1,585,826 for the three months ended September 30, 2008, representing an increase of 26%.   For the nine months ended September 30 2009, sales increased 16% to $5,149,504 as compared with the same period in the prior year.  The increase in sales during the quarter ended September 30, 2009 was due to increased sales of approximately $590,000 of a proprietary visualization system designed for and distributed by one specific customer as they elected to increase inventory levels of such product. Sales to this customer increased by approximately $1,210,000 during the nine months ended September 30, 2009 compared with the same period in the prior year.

Partially offsetting this increased revenue was a decrease in revenue recognized associated with a third party development contract for 3D vision products.  Revenue under such arrangement is recognized using the percent completion method.  Due to the contract nearing completion, revenue recognized related to this arrangement decreased approximately $156,000 during the quarter ended September 30, 2009 as compared with the same period in the prior year and decreased approximately $408,000 during the nine months ended September 30, 2009 as compared to the same period in 2008.

Sales to individual customers exceeding 10% of revenues in the three and nine months ended September 30, 2009 were to three customers who accounted for 49%, 20% and 17% and 37%, 24% and 15% of revenues, respectively.

Gross Profit. Gross profit was $487,572 or 24.4% of sales for the three months ended September 30, 2009 compared to a gross loss of $48,433 for the three months ended September 30, 2008, representing an increase of $536,005.   For the nine months ended September 30, 2009 gross profit was $1,309,814 or 25.4% of sales compared with $274,708 or 6.2% of sales for the same period in 2008.  Gross profit for both the quarter and nine months ended September 30, 2008 were adversely impacted due to an inventory reserve charge of $372,440 related to slow moving and obsolete inventory.  Excluding such charge gross margin was 20.4% and 14.6%, respectively for the three month and nine month periods ended September 30, 2008. These increases in gross margin percentage for both periods in 2009 is due to a favorable sales mix of higher margin products as well as higher production volumes resulting in lower per unit manufacturing costs.

Operating Expenses.  We incurred operating expenses of $680,888 for the three months ended September 30, 2009 and $996,124 for the three months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $567,727 and $875,591, respectively, representing a decrease of $307,864 or 35%.

We incurred operating expenses of $2,306,677 for the nine months ended September 30, 2009 and  $4,222,468 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $1,963,498 and $3,256,611, respectively, representing a decrease of $1,293,113 or 40%.

This decrease in total operating expenses for both periods is due largely to our continued cost reduction efforts as described below.

Sales and Marketing Expense. Sales and marketing expenses were $174,252 for the three months ended September 30, 2009 and $278,927 for the three months ended September 30, 2008.  Sales and marketing expenses were $685,226 for the nine months ended September 30, 2009 and $1,072,491 for the nine months ended September 30, 2008.  The decreases of 38% and 36%, respectively are due to reductions in our marketing efforts, reduction in sales related headcount, and lower depreciation expense related to demonstration equipment. Partially offsetting the reduction for the nine month period was bad debt expense of $57,845 in the quarter ended June 30, 2009.

Research and Development Expense.  We had research and development expenses of $121,951 for the three months ended September 30, 2009 and $183,711 for the three months ended September 30, 2008, representing a decrease of $61,760. For the nine months ended September 30, 2009 research and development expense was $402,751 compared with $613,917, a decrease of $211,166. The decrease for both periods occurred primarily due to the reduction of personnel focused on research and development activities.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $384,685 for the three months ended September 30, 2009 and $533,486 for the three months ended September 30, 2008.  During the three months ended September 30, 2009, we recorded $113,161 related to non-cash stock option compensation expense compared with $120,533 for the same period in 2008.  Excluding these charges, general and administrative expense decreased $141,429.  Legal and audit expense decreased approximately $44,563 as compared with the prior year. We also incurred lower audit related expenses in 2009 compared with the same period in 2008.

General and administrative expenses were $1,218,700 for the nine months ended September 30, 2009 and $2,536,060 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we recorded $343,179 related to non-cash stock option compensation expense compared with $965,857 for the same period in 2008.  Excluding these charges, general and administrative expense decreased $694,682 or 44%. Legal and audit expense decreased $363,926 as compared with the prior year.  Additionally, we accrued an employee separation charge of approximately $90,000 during the quarter ended June 30, 2008 that was not repeated in 2009.

Other Income and Expenses.   During the nine months ended September 30, 2009, other income and expense totaled to income of $114,194 compared with a net charge of $1,107,966 for the same period in 2008.  During the first quarter of 2009 we recorded $115,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  During 2008, we recorded a charge of $2,703,776 related to the recapitalization transaction.  This charge was partially offset by a $1,000,000 license fee recorded in the third quarter of 2008 and the first quarter 2008 reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain on derivative liability of $307,061 related to the decrease in value of our derivative instruments.

Operating Loss Before Non-Cash Charges

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss, as reported	$(195,877)	$(43,599)	$(882,669)	$(5,055,726)
Adjustments:
Total other (income)/expense	2,561	(1,000,958)	(114,194)	1,107,966
Non-cash stock option expense	113,161	120,533	343,179	965,857
Depreciation and amortization	45,737	120,977	218,030	386,179
Operating loss before non-cash charges	$(34,418)	$(803,047)	$(435,654)	$(2,595,724)

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2003 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009, we had no accruals for interest or penalties related to income tax matters.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the nine months ended September 30, 2009 and 2008, no impairment of long-lived assets was recorded.

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

Stock-Based Compensation The measurement and recognition of compensation expense for all share-based payment awards to employees and directors is based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

The report dated April 15, 2009 from our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, on our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph in which they stated that the financial statements were prepared assuming that we would continue as a going concern and that there was substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of our significant operating losses and negative operating cash flows.  During the nine months ended September 30, 2009, we incurred a net loss of $882,669.  During the years ended December 31, 2008 and 2007, we incurred net losses of $5,752,057 and $923,290, respectively, and we incurred negative cash flows from operating activities of $2,615,399 and $6,792,845, respectively.  We will need to generate significant revenue in order to achieve profitability and we may never become profitable.  The going concern explanatory paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

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

Sales to individual customers exceeding 10% of revenues in the three and nine months ended September 30, 2009 were to three customers who accounted for 49%, 20% and 17% and 37%, 24% and 15% of revenues, respectively. Sales to individual customers exceeding 10% of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively.  No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of November 1, 2009, our directors and executive officers as a whole, may beneficially own approximately 18,612,916 shares or  43.6% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from November 1, 2009) were exercised, may beneficially own approximately 34,582,832 shares or  58.93% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. As of November 1, 2009, all of the warrants and options included in the above calculation were at exercise prices above the quoted market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities during the quarter ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of  September 30, 2009, we are not in default with respect to any indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the quarter ended September 30, 2009.

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

10.3
Executive Change of Control Agreements between the Company and John Kennedy, and the Company and Robert Mathews dated August 6, 2008 (included as exhibits 99.2 and 99.3 to the Form 8-K filed August 11, 2008, and incorporated herein by reference)

10.4
Independent Sales Agent Agreement between the Company and Platinum Medical Inc., dated November 21, 2006 (included as Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

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

Dated: November 6, 2009	VIKING SYSTEMS, INC.

	By:	/s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)