Form 10-Q/A
period 2009-09-30
VIKING SYSTEMS INC
filed 2009-12-03
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Viking Systems, Inc.’s (“Viking Systems” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 is to correct the statement of operations for the three months ended September 30, 2009 for an error made when deriving the three month results from the reported nine month results. The correction does not affect the Company’s balance sheet at September 30, 2009 or its statements of operations or its statement of cash flows for the nine months ended September 30, 2009.
This Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.
For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 6, 2009, the filing date of the original Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets - Unaudited

	September 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$214,510	$168,767
Accounts receivable, net	621,135	837,229
Inventories, net	1,869,458	2,104,764
Prepaid expenses	50,867	151,048
Total current assets	2,755,970	3,261,808

Property and equipment, net	55,249	223,609
Intangible assets, net	157,500	210,000
Total assets	$2,968,719	$3,695,417

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,174,668	$1,432,460
Accrued liabilities	772,873	794,219
Deferred revenue	175,005	51,254
Capital lease obligations	-	31,821
Total current liabilities	2,122,546	2,309,754

Commitments and contingencies

Preferred Stock, 25,000,000 shares authorized
Series B redeemable preferred stock, $0.001 par value; No shares outstanding at September 30, 2009 and December 31, 2008	-	-

Stockholders’ Equity:

Common stock, $0.001 par value, 400,000,000 shares authorized; and 42,715,110 issued and outstanding at September 30, 2009 and December 31, 2008	42,715	42,715
Additional paid-in capital	26,909,786	26,566,607
Accumulated deficit	(26,106,328)	(25,223,659)
Total stockholders' equity	846,173	1,385,663
Total liabilities and stockholders' equity	$2,968,719	$3,695,417

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales, net	$1,995,614	$1,585,826	$5,149,504	$4,447,528
Cost of sales
Cost of goods sold	1,508,042	1,261,819	3,839,690	3,800,380
Inventory valuation charge	-	372,440	-	372,440
Total cost of sales	1,508,042	1,634,259	3,839,690	4,172,820

Gross profit (loss)	487,572	(48,433)	1,309,814	274,708

Operating expenses:
Selling and marketing	183,999	278,927	685,226	1,072,491
Research and development	121,951	183,711	402,751	613,917
General and administrative	384,685	533,486	1,218,700	2,536,060
Total operating expenses	690,635	996,124	2,306,677	4,222,468
Operating loss	(203,063)	(1,044,557)	(996,863)	(3,947,760)

Other income (expense):
Interest income	199	1,432	949	19,503
Interest expense	(2,760)	(1,272)	(3,815)	(3,052)
Loss on recapitalization transaction	-	-	-	(2,703,776)
License fee	-	1,000,000	115,000	1,000,000
Other income	-	798	2,060	272,298
Gain on derivative liability	-	-	-	307,061
Total other income (expense)	(2,561)	1,000,958	114,194	(1,107,966)
Net loss	$(205,624)	$(43,599)	$(882,669)	$(5,055,726)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.12)

Weighted average shares - basic and diluted	42,715,110	42,556,610	42,715,110	42,105,975

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

Operating Expenses.  We incurred operating expenses of $690,635 for the three months ended September 30, 2009 and $996,124 for the three months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008, excluding non-cash stock based compensation expense, total operating expenses were $577,474 and $875,591, respectively, representing a decrease of $298,117 or 34%.

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

Sales and Marketing Expense. Sales and marketing expenses were $183,999 for the three months ended September 30, 2009 and $278,927 for the three months ended September 30, 2008.  Sales and marketing expenses were $685,226 for the nine months ended September 30, 2009 and $1,072,491 for the nine months ended September 30, 2008.  The decreases of 34% and 36%, respectively are due to reductions in our marketing efforts, reduction in sales related headcount, and lower depreciation expense related to demonstration equipment. Partially offsetting the reduction for the nine month period was bad debt expense of $57,845 in the quarter ended June 30, 2009.

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

Operating Loss Before Non-Cash Charges

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss, as reported	$(205,624)	$(43,599)	$(882,669)	$(5,055,726)
Adjustments:
Total other (income)/expense	2,561	(1,000,958)	(114,194)	1,107,966
Non-cash stock option expense	113,161	120,533	343,179	965,857
Depreciation and amortization	45,737	120,977	218,030	386,179
Operating loss before non-cash charges	$(44,165)	$(803,047)	$(435,654)	$(2,595,724)

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

Dated: December 3 , 2009	VIKING SYSTEMS, INC.

	By:	/s/ William C. Bopp
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)