Form 10-K
period 2009-12-31
VIKING SYSTEMS INC
filed 2010-02-22
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________TO ________

COMMISSION FILE NUMBER 000-49636

Viking Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0913802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Flanders Road,
Westborough, MA, 01581
(Address of principal executive offices)(Zip Code)

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

Indicate by check mark if the registrant i s not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant on June 30, 2009 was approximately $236,364 (based on a total of 15,757,573 shares of the registrant’s common stock held by non-affiliates on June 30, 2009, at the closing price of $0.015 per share). Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2010 was 45,356,756.

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

We sell the current version of our proprietary visualization system, also called our 3Di Vision System, under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.   Our 3Di System is an advanced three dimensional or 3D vision system used by surgeons for complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.

We also manufacture two dimensional or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer or ODM, programs and Original Equipment Manufacturer or OEM, programs.

Our technology and know-how center on our core technical competencies in optics, digital imaging, sensors, and image management. Our focus is to deliver advanced visualization solutions to the surgical team, enhancing their capability and performance in complex minimally invasive surgical procedures.

As of December 31, 2009, we believe more than 100 of our proprietary 3D visualization systems were in service worldwide.  Moreover, we have sold more than 1,800 2D digital cameras to ODM/OEM partners, including Boston Scientific Corporation and Medtronic, Inc.   Our ODM products are jointly designed with our partners to meet their exact specifications for their particular market.

PRODUCT AND TECHNOLOGY OVERVIEW

Our two primary product lines are the 3Di Systems sold direct in the United States and through our distributor network outside of the United States to hospitals and out-patient surgical centers and a line of 2D digital cameras and components sold to our ODM/OEM partners.

Viking 3Di Vision System

Successful surgeries and positive patient outcomes depend on the surgical team having both the correct surgical skills and the most conducive surgical environment. Our 3Di System provides the surgeon with natural three dimensional depth perception presented using advanced stereo optics with high-resolution.

There are five key technology components that make up our currently offered 3Di System:

●
Camera - Our 3Di digital camera incorporates dual 3-Chip charge-coupled devices or CCDs into a lightweight and ergonomic camera head featuring two convenient accessory control buttons. The camera utilizes a proprietary optical system allowing 360° scope rotation while maintaining proper image orientation, which delivers a high resolution image to each eye as viewed through the PHD. This results in clear 3D vision of the most critical anatomical structures. The 3-Chip, red, green and blue, stereo camera system is made up of two components including a camera control unit and a camera head.

●
Endosite Controller - The Endosite controller is the data hub of the 3Di System. With the capability to support up to two video sources, stereo or mono, the Endosite converts any video signal to a digital XGA format and delivers real-time clinical images to the surgical team wearing personal head displays, or PHDs.

●
Personal Head Display - The PHD is a comfortable and lightweight 3D personal monitor that serves to improve operating room ergonomics and provide stereo visualization. The technological advances of the liquid crystal displays or LCDs are analogous to 3-Chip camera technology. The three-panel PHD allows true 3D visualization by employing three individual LCDs for each eye to display red, green and blue, resulting in vast improvements in image contrast and brightness with superior color reproduction.

●
Illumination - Our 300-watt Xenon light source provides brilliant light to any minimally invasive procedure providing uncompromising illumination for proper tissue distinction. Additional features include extended-use lamp life of 500 hours, an easy access lamp module and built-in safety features.

●
StereoScopes - StereoScopes in the 3Di System provide the advantage of a proprietary optical path to transfer optimal image resolution and illumination. Available in 10mm diameter, 0° and 30° angle of view configurations, StereoScopes deliver a wide angle, fixed focal length scope to fit a large range of procedures.

Visualization Solutions for OEM Customers

We also supply 2D digital cameras and components for several procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc., and Richard Wolf Medical Instruments Corporation . As the procedural business of our customers continues to shift to minimally invasive techniques, we intend to introduce new products, services and capabilities to respond to this important business segment. We are committed to the growth of our OEM business and believe our engineering capabilities and advanced technologies make us an ideal partner of choice for companies operating in this sector.

Sales to individual customers exceeding 10% of revenues in the year ended December 31, 2009 were to four customers who accounted for 32%, 21%, 20% and 12% of revenues, respectively

BUSINESS AND MARKET OPPORTUNITY

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

Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

Our 3Di System provides the surgical team significant clinical and workflow benefits not currently available from 2D visualization systems. Our solution provides the benefits of natural 3D vision by providing depth perception cues and a sense of spatial relativity. The image is not a computer model or digital rendering; it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the 3D system provides a field of view that is more immersive than traditional two dimensional views and is in alignment with the surgeon’s orientation to his or her instruments.

Practical Benefits of our 3Di System Expand Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3D visualization technology provide us with attractive market opportunities. The 3Di System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market or procedures available for use by these systems. Moreover, in addition to our current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

●	Functional Endoscopic Sinus Surgery
●	Cardiothoracic surgery
●	Neuro Endoscopy
●	Pediatric Endoscopy
●	Minimally invasive spine surgery

ODM/OEM Business Provides Recurring Revenues

Our ODM/OEM business has provided us with a recurring source of revenue and has been a source of growth. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Boston Scientific, Medtronic and Biomet, Inc. We have sold over four thousand 2D digital cameras, accessories and unique visualization solutions to our ODM/OEM partners, and in 2009 and 2008 ODM/OEM sales accounted for approximately $5,547,000 and $5,127,000 in revenue, respectively.

MARKET OPPORTUNITY

We believe the primary market for our products is complex, minimally invasive surgery, or MIS that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe that the key growth drivers in MIS include the following:

●	Improved patient outcomes;
●	Economic benefits associated with shorter hospital stays;
●	Proactive and informed patients will continue to seek out minimally invasive surgeries;
●	Patients will make restorative health care choices to maintain a healthy lifestyle; and
●	With improved technologies, especially articulating instruments and downsized instruments, more procedures will continue to be adapted to MIS techniques.

We believe that the clinical benefits and broad potential application of 3D visualization technology provide us with an attractive, potentially high growth market. The 3Di System combines the visual benefits with the opportunity for rapid recovery associated with minimally invasive techniques. The technology itself is believed to be a driver of expanding procedural applications.

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF OUR 3Di SYSTEM

Although competition exists for aspects of our visualization product line, we believe that no single company offers a complete and independent 3D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, we are not aware of any other true stand alone 3D systems that have been cleared for marketing in surgical applications by the FDA.

We believe the current worldwide market for surgical vision systems is approximately thirty thousand systems or $1 billion per year.  Prices of 2D vision systems range from $20,000 to $80,000.   Over the last few years the market has expanded by shifting most of the annual placements to higher priced high definition vision systems.  We believe that recent 3D technology announcements and developments in the consumer non medical market will accelerate adoption of high definition 3D vision systems in the medical market. The number of minimally invasive surgical procedures performed each year continues to grow.  Additionally, trends aimed at improving minimally invasive surgical procedures are resulting in demand for tools and technologies that allow surgeons to reduce the size and number of ports utilized to perform procedures.  We believe that providing surgeons with natural depth perception through a high definition 3D vision system is an essential element in implementing improved surgical procedures.  These advancements in surgical procedures are aimed at improving the quality of patient care and patient outcomes.

A separate high end segment of the visualization technology market is fully immersive 3D-vision-enabled robotics, in particular Intuitive Surgical’s daVinci System, which generally sells for up to $1,500,000 per system and requires disposables that cost the hospital up to an estimated $1,500 to $3,000 per procedure.  We do not compete in this segment. Although the robotic technologies provided by companies such as Intuitive Surgical, Inc., with its proprietary da Vinci system, incorporate 3D vision capabilities into their systems, our products are not in direct competition with these products. Rather, our strategy is to offer standalone 3D vision capability at a substantially lower price. Depending on configuration, our current 3D system is priced at approximately $100,000.

Our 3Di solution provides a higher level of technical sophistication than 2D for MIS procedures, without the high cost and technical complexity of a robotic solution. Due to improvements in technology combined with the trends in 3D adoption in the consumer market, we believe that the adoption rate of 3D vision systems in the medical market will greatly accelerate upon commercial release of our next generation 3D vision system.   Contributing to such expected increase in adoption is that we anticipate our next generation product will have a lower cost and selling price than our current 3D system and therefore be more competitively priced in relation to existing 2D high definition systems.  Only a 5% penetration of worldwide vision system unit placements, or approximately 1,400 systems per year, could result in sales for our 3D technology in excess of $100 million annually.

Currently,  Karl Storz GmbH, Stryker Corporation, Olympus, Inc., Conmed Corporation, Richard Wolf  and Smith & Nephew PLC are key suppliers of 2D vision systems to the medical market.

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

In the United States, we primarily sell directly through our Westborough, Massachusetts location under the direction of a long-service senior sales executive and support staff.  This group develops customer contacts, demonstrates equipment and follows up on sales made to assure customer satisfaction.  These efforts are supported by technical resources from our Westborough, MA headquarters manufacturing facility.  In connection with the anticipated commercial release of our next generation system we plan to increase our distribution capability in the United States by indentifying distribution partners for various geographic regions within the country.

Outside the United States, we have agreements with distributors in Europe, Asia, the Middle East, Australia and Canada.  These sales are supported by a senior sales executive based in the United States and our personnel in Westborough, Massachusetts.

Our marketing strategy includes exposure through trade shows, encouraging clinical studies and publications, and working with prominent academic healthcare institutions on new product development opportunities. Our marketing objective is to create premium brand recognition for our solutions, which we believe will support growth of 3D system placements.

To date, we have experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

●
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3D depth perception to more safely and precisely navigate the anatomy of a patient;

●	Urological surgeons are influential in purchasing decisions;
●	The 3Di System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
●	Procedures in urology are well defined and we believe we can address the visualization requirements for most urological procedures.

OPERATIONS

Our operations are located in Westborough, Massachusetts. Our President and CEO oversees a staff of 22 full-time employees and several consultants. These personnel staff our manufacturing, product development, quality assurance, regulatory affairs , marketing, technical and sales support and administrative functions.

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixtures, test equipment and hand tools. We outsource all fabrication operations. There is currently floor space capacity to build and ship planned OEM shipments, as well a build over 500 3Di systems per year. Additional skilled labor is readily available in the local market as production volume increases.

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

With the upgrade of our enterprise planning software and information technology infrastructure completed during 2008, we believe the current systems and facilities will accommodate our growth projected for the next several years. Our Westborough facility is ISO 13485 certified and FDA compliant.

PRODUCT DEVELOPMENT

Our product development priorities include supporting the development phase of new OEM customer programs, supporting the clinical expansion process, upgrading and enhancing our core platform products, and developing new products to expand our product line. We are dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3D.  During 2009 and 2008 we incurred $556,336 and $757,186, respectively on research and development related expenses. We recently hired a Vice President of  Research and Development, and anticipate a significant increase in 2010 R&D spending as a result of our planned launch of our next generation 3D vision system.

The following initiatives are most important to our product development roadmap:

“Viking” Brand Product Development:

We are currently designing our next generation 3D vision system and anticipate commercial release of the product in the fourth quarter of 2010.  We intend this system to capture and display a true high definition image.  We intend to offer  customers with two viewing options; a 3D flat panel display as well as our current Personal Head Mounted Display.

We also continue to evaluate the technologies and refine the pathway for future generations of our system.  While we improve visualization, we intend also to explore providing a complete advanced minimally invasive surgical solution rather than a visualization only system.

OEM Product Development

For the OEM market, we have developed improved 2D high definition products to enhance image quality.  In the fourth quarter of 2009 we also completed development work of a 3DHD visualization system for a robotic surgical company under a development contract that provided us approximately $800,000 of total revenue beginning in late 2007 and ending in 2009.  It is the parties’ stated intentions that this development agreement will lead to a multi-year supply agreement whereby we manufacture and supply products to the other party.  No assurance can be made that we will enter into a supply agreement as a result of this engineering contract.

INTELLECTUAL PROPERTY

Our technology base was built through internal research and development and by license and acquisition. We hold fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

On August 5, 2008, we licensed our patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement (the “License Agreement”).  The License Agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of our then held patents in the medical robotics field, as defined in the License Agreement.  We maintained the right to sell non-stereoscopic products and our current stereoscopic products that utilize the licensed patents in the medical robotics field.  We received $1 million for the license.

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

Our regulatory function is managed internally and supported by a regulatory affairs consultant with over 15 years of experience in the medical device industry. The consultant also acts as our management representative as required by the Medical Device Directive. Additionally, we have two full-time employees performing quality control functions. Also, to comply with quality requirements, we rely on our suppliers’ quality systems and ISO registrations as well as historical data to support our material acceptance.

We use the following criteria to prioritize and guide the decision making process in our Quality organization:

●	Patient and user safety;

●	Comply with all applicable U.S. and international standards for medical device manufacture;

●	Highest quality product based on the product specification; and

●	On-time delivery.

Our Westborough, MA facility was the subject of a routine surveillance audit by the FDA in February 2003. No adverse findings were noted. To ensure our compliance with ISO standards, “Notified Body” inspections of our facility occur annually.  Our last Notified Body review was in June 2009 and resulted in a recommendation that we maintain our certification.

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

Employees

As February 1, 2010, we have 23 full time employees.  None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

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

Risks Related to Our Business

The report from our independent auditors includes a going concern explanatory paragraph.

The report from  our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 22, 2010 includes a going concern explanatory paragraph which states factors relating to the Company’s net losses and working capital concerns as discussed in Note 2 to the financial statements raise substantial doubt the Company’s ability to continue as a going concern.  We will need to generate significant additional revenue in order to achieve profitability and we  may require additional financing during 2010.  The going concern explanatory paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We require financing and our inability to raise additional capital on acceptable terms in the future may have a material adverse effect on our business and financial condition.

In January 2010, we entered into an equity line of credit with Dutchess Opportunity Fund II, LP (Dutchess) that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the related investment agreement (“Investment Agreement”. )We believe that it is likely that we will need to access our equity line or seek additional financing in order to fund our operations and carry out our business plan for the next twelve months. The overall weakness of the economy and increased financial instability of many borrowers has resulted in a general tightening of capital availability.  Many lending and investing institutions that have traditionally been sources of capital have experienced significant losses and a lack of liquidity. These conditions may adversely impact our ability to raise capital.  There can be no assurance that additional capital will be available on acceptable terms, or at all. Other than our equity line, we do not have any arrangements with any bank or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

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

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions. As a result of recent economic events, potential customers may elect to defer purchases of capital equipment items, such as the products we manufacture and supply. Additionally, the credit markets and the financial services industry recently experienced a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all. These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

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

Sales to individual customers exceeding 10% of revenues in the year ended December 31, 2009 were to four customers who accounted for 32%, 21%, 20% and 12% of revenues, respectively.  Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively.  No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

Risks Related to Our Equity Line

We have registered the resale of 15,000,000 shares of common stock which may be issued under our equity line.  The resale of such shares could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

We have registered the resale of 15,000,000 shares of common stock in connection with our equity line. We may issue up to that number of shares to the investor pursuant to the equity line.  The sale of these shares into the public market by the investor could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

Existing stockholders could experience substantial dilution upon the issuance of common stock pursuant to the equity line.

Our equity line contemplates our issuance of up to 15,000,000 shares of our common stock, subject to certain restrictions and obligations.  If the terms and conditions of the equity line are satisfied, and we choose to exercise our Put rights to the fullest extent permitted and sell 15,000,000 shares of our common stock to the investor, our existing stockholders’ ownership will be diluted by such sales.  Consequently, the value of your investment may decrease.

The equity line investor will pay less than the then-prevailing market price for our common stock under the equity line.

The common stock to be issued pursuant to the equity line will be purchased at a 4% discount to the volume weighted average price, VWAP, of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to the counter party, subject to certain exceptions.  The counter party has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If  the investor sells the shares, the price of our common stock could decrease.

We may not be able to access sufficient funds under the equity line when needed.

Our ability to put shares and obtain funds under the equity line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to the investor at any one time, which is determined in part by the trading volume of our common stock, and a limitation on the investor’s obligation to purchase if such purchase would result in them beneficially owning more than 4.99% of our common stock. Accordingly, the equity line may not be available to satisfy all of our funding needs.

Risks Related to Our Common Stock

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

Our current management holds significant control over our common stock and they may be able to control our Company indefinitely.

Our management has significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of January 31, 2010, our directors and executive officers as a whole,  beneficially own approximately 14,397,727 shares or  31.7% of our outstanding common stock, and assuming that the warrants and options (exercisable as of 60 days from January 31, 2010) were exercised, may beneficially own approximately 27,688,519 shares or  47.2% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease an 18,210 square foot facility in Westborough, Massachusetts.  This facility houses our corporate headquarters, manufacturing, and research and development.  The lease expires on September 30, 2010.  Under this lease we are committed to make payments totaling approximately $184,000 in 2010. We believe that this facility will be adequate to meet our needs through the contractual term of the lease and we believe that we will be able to renew, extend or obtain additional space, as needed, on commercially reasonable terms when our lease ends.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “VKNG.OB.”   The following table sets forth the high and low bid closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2008

First Quarter	$0.75	$0.25
Second Quarter	$0.51	$0.25
Third Quarter	$0.49	$0.26
Fourth Quarter	$0.30	$0.15

Fiscal Year Ended December 31, 2009

First Quarter	$0.20	$0.06
Second Quarter	$0.06	$0.015
Third Quarter	$0.02	$0.003
Fourth Quarter	$1.05	$0.003

Fiscal Year Ending December 31, 2010

First Quarter (through Feb. 10)	$0.305	$0.20

Shares Issued in Unregistered Transactions

We did not issue any  shares of common stock in unregistered transactions during the quarter ended December 31, 2009.

Holders

As of December 31, 2009, there were approximately 111 stockholders of record of our common stock.

Dividends

We did not pay any dividends during the year ended December 31, 2009.

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

We manufacture two dimensional or2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer, or ODM, programs and Original Equipment Manufacturer, or OEM, programs.

We sell our proprietary visualization system, or our3Di Vision System, under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2009, we raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of December 31, 2009, we had cash and cash equivalents of $721,121.

Net cash provided by operating activities for the year ended December 31, 2009 was $609,776. Net cash used in operating activities during the year ended December 31, 2008 was $2,615,399. This improvement in cash flows from operating activities was attributable primarily to a smaller loss for the year ended December 31, 2009 combined with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable, accrued expenses, and deferred revenue compared with net cash consumed in those combined changes during 2008.

Net cash used in financing activities was $46,411 during the year ended December 31, 2009 compared with net cash provided by financing activities of $2,547,823 during the year ended December 31, 2008. The net cash provided by financing activities in 2008 resulted from the sale of common stock in connection with our Recapitalization Plan. We completed no such financing activities during 2009.

We believe that it is likely that we will need to raise additional capital to execute our business plan and continue our operations for the next twelve months. In January 2010, we entered into an equity line of credit agreement, referred to as the Investment Agreement, with Dutchess Opportunity Fund that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. While we continue to pursue other sources of capital, we anticipate utilizing $2 million to $3 million of the equity line of credit to fund the development and launch of our “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs.

Other than our equity line, we do not have any arrangements with any bank, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we are not able to draw on the equity line, or we fail to secure other financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

Results of Operations

Sales. We had sales of $7,218,994 for the year ended December 31, 2009 and $6,426,996 for the year ended December 31, 2008, representing an increase of approximately 12%.  The increase in sales during 2009 was primarily due to increased sales of approximately $715,000 of a proprietary visualization system designed for and distributed by one specific customer as they elected to increase inventory levels of such product.  Additionally, we experienced increased sales our 2D cameras to other OEM customers  as well as an increase of approximately $372,000 related to our Viking Branded products, primarily increased sales of our 3D vision systems.  Partially offsetting these increases in revenue was a decrease in revenue recognized associated with a third party development contract for 3D vision products.  Revenue under such arrangement is recognized using the percent completion method.  Due to the contract completion in 2009, revenue recognized related to this arrangement decreased approximately $572,000 during 2009 as compared with 2008.

Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2009 were to four customers who accounted for 32%, 21%, 20% and 12% of revenues, respectively.  Sales to individual customers exceeding 10% or more of revenues in the year ended December 31, 2008 were to three customers who accounted for 30%, 19% and 11% of revenues, respectively.

Gross  Profit.
For the year ended December 31, 2009, gross profit amounted to $1,901,450, or 26% of revenue compared with $645,141, or 10% of revenue, for 2008.  Gross profit was adversely impacted during 2008 due to the recording of approximately $312,000 of inventory reserves for slow moving and obsolete inventory. Excluding the charge for slow moving and obsolete inventory, gross margin was approximately 16% of revenue for the year ended December 31, 2008.  The increases in gross margin percentage for 2009 is due to a favorable sales mix of higher margin products as well as higher production volumes resulting in lower per unit manufacturing costs.

Operating Expenses.  We incurred total operating expenses of $3,232,969, for the year ended December 31, 2009 compared with $5,279,068 for the year ended December 31, 2008.  Excluding non-cash stock-based compensation expense, total operating expenses for 2009 and 2008 were $2,640,619 and $4,192,678, respectively. This represents a decrease of 37% in operating expenses.  This decrease in total operating expenses for both periods is due largely to our continued cost reduction efforts as described below.

Sales and Marketing Expense. Sales and marketing expenses were $885,064 for the year ended December 31, 2009 and $1,598,753 for the year ended December 31, 2008.  This represents a decrease of $713,689 or 45%.  This decrease is primarily due to reductions in our marketing efforts, reduction in sales related headcount, and lower depreciation expense related to demonstration equipment. Additionally 2008 contains approximately $250,000 of bad debt expense related to accounts where collection of amounts invoiced is considered doubtful while 2009 contained net bad debt expense of $51,532.

Research and Development Expense.  We had research and development expenses of $556,336 for the year ended December 31, 2009 and $757,186 for the year ended December 31, 2008, representing a decrease of $200,850.  The reduction in research and development expense occurred primarily due to the reduction of personnel focused on research and development activities.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $1,791,569 for the year ended December 31, 2009 and $2,923,129 for the year ended December 31, 2008, representing a decrease of $1,131,560.  General and administrative expenses for the years ended December 31, 2009 and 2008 included non-cash stock-based compensation expense of $592,350 and $1,086,390 respectively.  Excluding such charges, general and administrative expense decreased $637,520, or 35% in 2009 as compared with 2008.   Legal and audit expense decreased approximately $309,184 as compared with the prior year.

Other Income and Expenses.  During the year ended December 31, 2009, other income and expense totaled to income of $257,200 compared with a net charge of $1,118,130  for 2008.  During 2009 we recorded $125,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  During 2009 we also recorded a $133,073 gain on the settlement of a liability recorded in previous period. During 2008, we recorded a charge of $2,703,776 related to the recapitalization transaction.  This charge was partially offset by a $1,000,000 license fee recorded in the third quarter of 2008 and the first quarter 2008 reversal of approximately $271,000 related to accrued fees associated with our failure to file a registration statement for common stock and warrants issued during 2006.  Additionally, during the first quarter of 2008, we recorded a non-cash gain on derivative liability of $307,061 related to the decrease in value of our derivative instruments.

Operating Loss Before Non-Cash Charges

Management assesses operational performance and improvement by measuring and reporting the Company’s operating loss before noncash charges. Management believes this non-GAAP metric is useful in understanding the Company’s ability to generate cash, before consideration of working capital or capital expenditure needs.

A reconciliation of net loss in accordance with generally accepted accounting principles (“GAAP”) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Year Ended December 31
	2009	2008
Net loss, as reported	$(1,074,319)	$(5,752,057)
Adjustments:
Total other (income)/expense	(257,200)	1,118,130
Operating loss, as reported	(1,331,519)	(4,633,927)
Non-cash stock option expense	592,350	1,086,390
Depreciation, amortization and other non cash charges	257,834	493,508
Operating loss before non-cash charges	$(481,335)	$(3,054,029)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

We have obligations pertaining to the operating lease for our Westborough, MA facility through September 30, 2010. Under this lease we are committed to make payments totaling approximately $184,000 in 2010.

We have a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use the licensed intellectual property. As of December 31, 2009 and 2008, we had accrued royalties related to this agreement of $36,300 and $26,300, respectively. During 2008 and 2009, we did not pay any royalties under this agreement.

Use of Estimates and Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2004 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009, we had no accruals for interest or penalties related to income tax matters.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives
Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable,  collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory.

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

Recent Accounting Pronouncements

See Note 18 of Notes to Financial Statements in Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on the financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at December 31, 2009 and 2008	19

Statements of Operations for the years ended December 31, 2009 and 2008	20

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008	21

Statements of Cash Flows for the years ended December 31, 2009 and 2008	22-23

Notes to Financial Statements	24-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses during the years ended December 31, 2009 and 2008 and has insufficient working capital as of December 31, 2009 to fund its planned operations during 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
February 22, 2010

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2009 and 2008

Assets
	2009	2008
Current assets:
Cash and cash equivalents	$721,121	$168,767
Accounts receivable, net	455,488	837,229
Inventories	1,537,851	2,104,764
Prepaid expenses and other current assets	67,103	151,048
Total current assets	2,781,563	3,261,808

Property and equipment, net	31,101	223,609
Intangible assets, net	140,000	210,000
Total assets	$2,952,664	$3,695,417

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$919,807	$1,432,460
Accrued expenses	770,136	794,219
Deferred revenue	359,027	51,254
Capital lease obligations – current	-	31,821
Total current liabilities	2,048,970	2,309,754

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred Stock, 25,000,000 shares authorized; No shares outstanding at December 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; and 45,356,765 and 42,715,110 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	45,356	42,715
Additional paid-in capital	27,156,316	26,566,607
Accumulated deficit	(26,297,978)	(25,223,659)
Total stockholders' equity	903,694	1,385,663
Total liabilities and stockholders' equity	$2,952,664	$3,695,417

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Sales, net	$7,218,994	$6,426,996
Cost of sales	5,317,544	5,781,855

Gross profit	1,901,450	645,141

Operating expenses:
Selling and marketing	885,064	1,598,753
Research and development	556,336	757,186
General and administrative	1,791,569	2,923,129
Total operating expenses	3,232,969	5,279,068

Operating loss	(1,331,519)	(4,633,927)

Other income (expense):
Interest income	1,193	20,650
Interest expense	(4,125)	(4,860)
License fee	125,000	1,000,000
Gain on settlement of liability	133,073	-
Loss on recapitalization transaction	-	(2,703,776)
Other income	2,059	273,097
Loss on disposal of property and equipment	-	(10,302)
Gain on derivative liability	-	307,061
Total other income (expense)	257,200	(1,118,130)

Net loss applicable to common shareholders	$(1,074,319)	$(5,752,057)

Net loss per common share - basic and diluted	$(0.02)	$(0.14)

Weighted average shares outstanding - basic and diluted	43,000,963	42,231,808

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2007	1,398,704	$1,399	$8,034,205	$(19,471,602)	$(11,435,998)

Issuance of common stock for exchange of debentures	22,400,020	22,400	3,978,244	-	4,000,644
Issuance of common stock for exchange of preferred stock	4,197,849	4,198	8,810,043	-	8,814,241
Issuance of common stock, net	14,560,037	14,560	2,528,585	-	2,543,145
Non-cash exchange of warrants at recapitalization	-	-	2,039,705	-	2,039,705
Reclassification of warrants from derivative liability to equity at recapitalization	-	-	42,044	-	42,044
Stock-based compensation	-	-	1,086,390	-	1,086,390
Issuance of stock for services	158,500	158	47,391	-	47,549
Net loss	-	-	-	(5,752,057)	(5,752,057)
Balance December 31, 2008	42,715,110	42,715	26,566,607	(25,223,659)	1,385,663

Stock-based compensation	-	-	592,350	-	592,350
Issuance of common stock in connection with cashless exercise of warrants	2,641,655	2,641	(2,641)	-	-
Net loss	-	-	-	(1,074,319)	(1,074,319)

Balance December 31, 2009	45,356,765	$45,356	$27,156,316	$(26,297,978)	$903,694

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,074,319)	$(5,752,057)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257,834	485,959
Common stock issued for services	-	7,549
Stock-based compensation expense	592,350	1,086,390
Gain on settlement of liability	(133,073)	-
Loss on recapitalization transaction	-	2,703,776
Loss on disposal of property and equipment	-	10,302
Gain on derivative liability	-	(307,061)
Change in operating assets and liabilities:
Accounts receivable	381,741	534,684
Inventories	582,598	(273,886)
Prepaids and other assets	98,535	21,788
Accounts payable	(379,580)	(396,371)
Accrued expenses	(24,083)	(555,395)
Deferred revenue	307,773	(181,077)
Net cash provided by (used in) operating activities	609,776	(2,615,399)

Cash flows from investing activities:
Purchases of property and equipment	(11,011)	(80,755)
Net cash used in investing activities	(11,011)	(80,755)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	2,589,907
Payments for stock issuance costs	(14,590)	-
Payments on capital leases	(31,821)	(42,084)
Net cash (used in) provided by financing activities	(46,411)	2,547,823

Net increase (decrease) in cash and cash equivalents	552,354	(148,331)

Cash and cash equivalents at beginning of year	168,767	317,098

Cash and cash equivalents at end of year	$721,121	$168,767

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,815	$4,860
Income taxes	$2,824	$2,720

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Continued

Non-cash, investing and financing activities:

During the year ended December 31, 2009, the Company:

●	Issued 2,641,655 shares of common stock in connection with the cashless exercise of 3,508,360 warrants.

During the year ended December 31, 2008, the Company:

●	Issued 22,400,020 shares of common stock in exchange for all outstanding convertible debentures and related accrued interest and liquidated damages.

●	Issued 4,197,849 shares of common stock in exchange for all outstanding Preferred Stock and related accrued dividends, interest on unpaid dividends and liquidated damages.

●
Issued warrants to purchase 11,200,011 shares of the Company’s common stock to the former convertible debenture holders in exchange for their then outstanding warrants to purchase 443,141 shares of common stock.

●
Issued warrants to purchase 2,098,927 shares of the Company’s common stock to the former Preferred Stockholders in exchange for their then outstanding warrants to purchase 666,667 shares of common stock.

●	Issued 158,500 shares of common stock in settlement of amounts owed for professional services valued at $47,549, of which $40,000 was accrued at December 31, 2007 and $7,549 was expensed in 2008.

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1.	Organization and Basis of Presentation

Organization and Business
Viking Systems, Inc., (“Viking” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking discontinued its operations.  During 2004, Viking purchased the assets of the visualization technology business of Vista Medical Technologies Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of visualization devices for the medical market. The assets acquired from Vista formed the new business direction of Viking in 2004  and are integral to the current ongoing business.

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

Reverse Stock Split
Effective January 4, 2008, the Company completed a 1 for 50 reverse stock split.  All common stock share data, including warrants and stock options to purchase common stock have been restated for all periods presented to give effect to the reverse stock split.  Additionally per share prices and number of shares related to convertible securities have also been restated.  Per share amounts, including loss per share, have been increased by a factor of 50 and shares have been divided by 50.

Subsequent Events Evaluation
Management has reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009 through the financial statements issue date of February 22, 2010. Other than as disclosed in Note 19, no subsequent events have been identified for disclosure or that would require adjustment to the December 31, 2009 financial statements.

2.	Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  For the year ended December 31, 2009 and 2008, the Company  recorded net losses of $1,074,319 and 5,752,057, respectively.  As of December 31, 2009, the Company had $721,121 of cash and cash equivalents and a net working capital balance of $732,593.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations are not likely be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to increase certain of the Company’s operating expenses in 2010 as it believes that such increases are necessary for the Company to achieve profitability and positive cash flow in the future. As discussed in Note 19, in January 2010, we entered into an Investment Agreement that provides that the investor is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. While we continue to pursue other sources of capital, we anticipate utilizing $2 million to $3 million of the equity line to fund the development and launch of  the Company’s “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs.

Other than the Investment Agreement, we do not have any arrangements with any bank, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we are not able to draw sufficient amounts on the Investment Agreement, or we fail to secure other financing and we are not generating positive cash flow, we may be forced to significantly reduce planned expenditures or consider other options. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
Viking considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Financial Instruments
The Company’s financial instruments as of December 31, 2009 and 2008 consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Concentration Risk
Financial instruments which potentially subject Viking to concentration of credit risk consist primarily of accounts receivable, cash and cash equivalents. In the normal course of business, Viking provides credit terms to its customers. Accordingly, Viking performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.  Viking had accounts receivable due from two customers representing greater than 10% of total accounts receivable at December 31, 2009 amounting to $124,000, and $259,000.  Viking had accounts receivable due from three customers representing greater than 10% of total accounts receivable at December 31, 2008 amounting to $285,789, $175,000 and $134,000.

Viking maintains its cash and cash equivalents in deposit accounts some of  which may  at times be uninsured or may exceed the current Federal Deposit Insurance Corporation insurance  limits.  Viking has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2009 and December 31, 2008 an allowance in the amount of $171,576 was considered necessary.

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

Impairment of Long Lived Assets and Intangible Assets with Finite Lives
Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the assets, which range from one to four years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that  require separate accounting  from the host contract as derivative liabilities. The fair value of derivative liabilities is revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

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

Shipping and Handling Costs
Shipping and handling costs are classified as selling and marketing expenses.  For the years ended December 31, 2009 and 2008, shipping and handling expense was $21,819 and $83,053, respectively.

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

Due to the net losses for the year ended December 31, 2009 and 2008, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for each respective year.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	Year Ended December 31,
	2009	2008

Warrants	24,406,171	27,985,020
Stock Options	7,125,420	6,354,440
Total	31,531,591	34,339,460

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Stock-Based Compensation
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate. The grant date estimated fair value is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the option vesting period.

Reclassifications
Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

4.	Inventories

Inventories consist of the following at December 31:

	2009	2008
Inventories:
Parts and supplies	$970,662	$1,208,720
Work-in-progress	325,136	426,779
Finished goods	692,068	945,816
Valuation reserve	(450,015)	(476,551)

	$1,537,851	$2,104,764

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008

Equipment	$831,215	$947,451
Furniture and fixtures	133,026	133,026
	964,241	1,080,477
Less accumulated depreciation	(933,140)	(856,868)

	$31,101	$223,609

Depreciation expense was $187,834 and $415,959 for the years ended December 31, 2009 and 2008, respectively.  During 2008, the Company disposed of certain fixed assets with a cost of approximately $122,000 with accumulated depreciation of $111,000, resulting in a loss of approximately $11,000.  During 2009 and 2008 demonstration equipment with a net book value of $15,685 and $15,020, respectively, was reclassified from property and equipment to inventory and subsequently sold.

6.	Intangible Assets

Intangible assets consist of the following at December 31:

	2009	2008

Patents and other assets	$350,000	$350,000
Less accumulated amortization	(210,000)	(140,000

	$140,000	$210,000

In November 2006, as part of a Technology Transfer and Settlement Agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

These assets are being amortized over five years using the straight line method.  Amortization expense amounted to $70,000 for both 2009 and 2008.  The estimated amortization expense for the future years is $70,000 for 2010 and 2011.

During 2009, the Company licensed one of its patents to a third party through December 2009.  The license is for use outside the medical products field.  The third party had previously licensed this patent through December 2006.  The license fee of $125,000 is included in other income for the year ended December 31, 2009.

On August 5, 2008, the Company licensed its patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement (the “License Agreement”).  The License Agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of the Company’s then held patents in the medical robotics field, as defined in the License Agreement.  The Company maintained the right to sell non-stereoscopic products and our current stereoscopic products that utilize the licensed patents in the medical robotics field.  The Company received $1 million for the license. The license fee was recorded in other income and expense for the year ended December 31, 2008.

7.	Accrued expenses

Accrued expenses consist of the following at December 31:

	2009	2008
Employee and director compensation	$421,247	$433,371
Registration delay fees	161,574	161,574
Professional and consulting fees	87,427	88,918
Other accrued expenses	99,888	110,356
	$770,136	$794,219

8.	Deferred Revenue

As of December 31, 2009 and 2008, Viking had deferred revenue of $359,027 and $51,254, respectively, which consisted of sales for which all elements of the agreements were not completed and for service plan agreements that are deferred until the service period has occurred.

9.	Income Taxes

The components of the 2009 and 2008 provision for federal and state income tax benefit (expense) are summarized below:

	2009	2008
Current
Federal	$-	$-
State	(2,800)	(2,500)

Deferred
Federal	-	-
State	-	-
	$(2,800)	$(2,500)

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2009	2008

Expected income tax benefit at statutory rate	$429,800	$2,300,800
Non-deductible derivatives	-	123,000
Meals and entertainment	(3,000)	(10,000)
Non-deductible elements of loss on Recapitalization	-	(2,913,000)
Minimum state taxes	(1,800)	(1,700)
Non deductible stock options	(216,000)	(268,000)
Return to provision difference	35,000	78,000
Delay fee reversal and non-deductible liquidated damages	-	109,000
Change in valuation allowance (1)	(246,800)	579,400

	$(2,800)	$(2,500)

(1)	The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the change in the valuation allowance.

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2009	2008

Basis difference in fixed assets	$131,000	$117,000
Accrued liabilities	112,000	102,000
Stock options	345,000	324,000
Inventory reserve	180,000	191,000
Bad debt reserve	69,000	69,000
Intangible asset basis difference	49,000	32,000
Less valuation allowance	(886,000)	(835,000)
	$-	$-

In July 2006, the FASB issued guidance relating to uncertain tax positions which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the   applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted this guidance on income taxes at the beginning of fiscal year 2007.  Upon adoption, the Company had no unrecognized tax benefits, and there were no material changes during the years ended December 31, 2009 and 2008.

As of December 31, 2009 the Company had not yet completed its analysis of the deferred tax assets for its net operating losses of approximately $18 million and research and development credits of approximately $348,000 generated through 2009.   The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred.  In order to make this determination, the Company will need to complete a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been performed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters during the years ended December 31, 2009 and 2008.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The Company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that all or a portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $886,000 as of December 31, 2009 due to the uncertainty of the future realization of the deferred tax asset.

10.	Operating Leases

Viking leases its Westborough, MA facility and certain office equipment under non-cancelable operating lease agreements. Future minimum lease payments on this lease as of December 31, 2009 amount to $184,000 in 2010.  Rent expense was $245,835 for each of the years ended December 31, 2009 and 2008.

11.	Recapitalization

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

In connection with the Recapitalization Plan, the total outstanding debentures of $7,976,533 face amount with a carrying value of $2,144,238 at December 31, 2007, plus all related interest and liquidated damages, were exchanged for 22,400,020 shares of common stock.  Additionally, warrants to purchase 443,141 shares of the Company’s common stock issued with the Debentures were exchanged for warrants to purchase 11,200,011 shares of the Company’s common stock.  The warrants have an exercise price of $0.18 and a five year term.

In addition, all of the Company’s outstanding Preferred Stock, 7,789 shares with a carrying value of $8,814,241 at December 31, 2007, plus all related liquidated damages, were exchanged for 4,197,849 shares of the Company’s common stock.  No gain was recorded on the exchange of the Preferred Stock as the book value was reclassified to common stock (par value totaling $4,198) and the remainder of $8,810,043  reclassified to additional paid-in capital.  Additionally, warrants to purchase 666,667 shares of the Company’s common stock issued in connection with Preferred Stock were exchanged for warrants to purchase 2,098,927 shares of the Company’s common stock.  The warrants have an exercise price of $0.18 and a five year term.

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

The purchasers of the common stock pursuant to the Securities Purchase Agreement were three institutional investors and William C. Bopp,   Chairman of the Company’s Board of Directors, who paid $1,750,000 for 9,800,024 shares of common stock and warrants that may be exercised for 9,800,024 shares of common stock.

Loss on Recapitalization
In connection with the January 4, 2008 Recapitalization, the Company recorded a non-cash charge of $2,703,776.  The Company determined the fair value of the common stock issued in exchange for the Debentures based on the $0.18 price for common shares sold as part of the Recapitalization.  The charge comprises the following;

	Year Ended
	December 31, 2008
Debentures then outstanding	$7,976,533
Less unamortized debt discount	(5,832,295)
Net carrying value at time of recapitalization	2,144,238
Fair value of common stock exchanged for Debentures	4,000,644
Loss on conversion of debentures into common stock		$(1,856,406)
Write-off unamortized debt issue costs		(80,738)

Estimated fair value of warrants issued to Debenture and Preferred Stockholders in excess of estimated fair value of warrants cancelled		(2,039,705)

Accrued obligations extinguished/forgiven in connection with Recapitalization:
Debenture interest	$302,306
Liquidated damages	849,178
Interest on unpaid Preferred Stock dividends	121,589
Total gain from extinguished obligations		1,273,073
Total loss on Recapitalization transaction		$(2,703,776)

12.	Related Party Transactions

During the year ended December 31, 2008, the following related party transactions occurred.

William C. Bopp, Chairman and then CEO and Winder Hughes, then member of the Company’s board of directors, participated in the Recapitalization Plan. Mr. Hughes participation was through an investment fund that he manages, Focus Fund.

Exchange Transaction Summary:	Debentures Exchanged		Common		New
	Face	Carrying	Stock	Warrants	Warrants
Related Party	Amount	Value	Issued	Exchanged	Issued
William C. Bopp, Chairman	$1,400,000	$259,300	3,931,536	3,888,889	1,965,768
Winder Hughes, former Director	$1,000,000	$247,231	2,808,240	2,777,777	1,404,120

New Investment Summary:		Common
	Amount	Stock	Associated
Related Party	Invested	Purchased	Warrants
William C. Bopp, Chairman	$1,750,000	9,800,024	9,800,024
Winder Hughes, former Director	$250,000	1,400,004	1,400,004

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13.	Stock-Based Compensation

Common Stock Options
During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). Additionally, in December 2009, the board of directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2009, 2,800,000 options were granted under the 2008 Equity Plan and 150,000 options were granted under the Directors’ Plan.  During the year ended December 31, 2008, 6,715,000 stock options were granted under the 2008 Equity Plan and 150,000 stock options were granted under the Directors’ Plan.  At December 31, 2009, 2,685,000 shares remain available for grant under the 2008 Equity Plan.

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

During the year ended December 31, 2009 and 2008, the Company recorded $592,350 and $1,086,390 respectively, in non-cash stock-based compensation expense. As of December 31, 2009, there was approximately $558,408 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 3.71 years.

During the year ended December 31, 2009, 2,950,000 stock options were granted with a weighted average exercise price of $0.011 per share based on the quoted market price on the day of grant. The valuation of stock options granted during the year ended December 31, 2009 as determined using the Black-Scholes valuation model was approximately $26,000. The fair value of stock options granted during the year ended December 31, 2009 was estimated using the Black-Scholes model with the following assumptions: volatility ranging from 135%-191%, life of 5-7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. The fair value of stock options granted during the year ended December 31, 2008 was $1,781,596 as estimated using the Black-Scholes model with the following assumptions: volatility of 133%, life of 5-7 years, risk-free interest rate of 3.33%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

During the year ended December 2009, William Bopp, Chairman and then CEO surrendered all 2,100,000 of his outstanding stock options.  In connection with the surrender of these stock options the Company recognized the remaining non-cash stock option compensation of $169,495 related to these stock options. During the year ended 2008 under the 2004 Plan, six employees surrendered 79,000 previously issued stock options and 596,400 options previously granted were forfeited.  In connection with the surrender of stock options during the first quarter of 2008, the Company recognized the remaining non-cash stock option compensation of $410,258 related to these stock options.

A summary of stock option activity for the two years ended December 31, 2009  is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life
Options outstanding December 31, 2007	154,840	$18.50			$7.63
Granted	6,875,000	0.33
Cancelled and expired	(596,400)	0.52
Surrendered	(79,000)	13.18
Options outstanding December 31, 2008	6,354,440	0.58		-	9.11
Granted	2,950,000	0.011
Cancelled and expired	(79,020)	0.16
Surrendered	(2,100,000)	0.33
Options outstanding December 31, 2009	7,125,420	$0.41	$		8.75
Options exercisable December 31, 2009	2,482,136	$0.94		$-	8.04

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

A summary of non-vested stock option activity for the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2009	5,511,600	$0.34
Granted	2,950,000	0.011
Vested	(3,087,066)	0.34
Exercised	-	-
Forfeited and surrendered	(731,250)	0.33
Non-vested options at December 31, 2009	4,643,284	$0.14

Those options exercisable at December 31, 2009 range in price from $0.26 to $30.00.  The weighted average grant date fair value for options granted for during 2009 and 2008 amounted to $0.011 and $0.33, respectively.

14.	Stock Warrants and Derivative Liability

The following table summarizes warrants to purchase common stock outstanding for the two years ended December 31, 2009:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2007	1,299,252	$6.00-37.50	$8.21	5.12

Expired	(62,500)	$0.35	$0.35
Cancelled in Recapitalization	(1,109,808)	$6.00	$6.00
Exchanged/issued for cancelled warrants	13,298,938	$0.18	$0.18
Issued in connection with Recapitalization sale of common stock	14,560,037	$0.18	$0.18
Outstanding December 31, 2008	27,985,919			4.0

Expired	(71,389)	0.35
Exercised (A)	(3,508,360)	0.18
Outstanding December 31, 2009	24,406,170	$0.18-$0.75	$0.18	3.0

(A)
The warrants issued in 2008 allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  The Company does not have an effective registration statement covering these shares. During 2009, the Company issued 2,641,655 shares of common stock in connection with the cashless exercise of 3,508,360 warrants.

During the first quarter of 2008, the Company recorded a non-cash gain of $307,061 related to the decrease in value of the Company’s  instruments classified as derivatives liabilities from January 1, 2008 to January 4, 2008 when all such derivatives were cancelled in connection the Recapitalization Plan.

The accounting classification criteria were assessed in relation to the new warrants issued in connection with the Recapitalization. Management determined that equity classification of the warrants was appropriate. The estimated fair value of the new warrants of $2,039,705, along with the remaining carrying value of the old warrants of $42,044 were recorded as an increase to additional paid-in capital.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

15.	Common Stock Issued and Issuable For Services

During 2008, the Company issued a total of 158,500 shares of common stock in settlement of amounts owed for professional services. Total expense recognized was $47,550, with $40,000 accrued and recognized during 2007 and the remaining $7,550 recorded during 2008.

16.	Major Customers Suppliers, Segment and Related Information

During the year ended December 31, 2009, Viking had sales to four customers that accounted for 32%, 21%, 20% and 12%, respectively, of total sales. These customers owed the Company $6,000, $259,000, and $124,000 and $0, respectively at December 31, 2009. During the year ended December 31, 2008, Viking had sales to three customers that accounted for 30%, 19% and 11%, respectively, of total sales. These customers owed the Company $134,000, $286,000, and $175,000 at December 31, 2008.

Suppliers

The Company utilizes components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier.  We maintain a good relationship with our sole source suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that we are able to make the necessary final orders and/or design modifications to support the replacement technology.  However, if shortages of critical components occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products sold and customer markets. The Company’s chief operating decision making officer reviews financial information on our visualization products on a consolidated basis. The Company is the business of designing manufacturing and selling visualization systems for the medical market for use in minimally invasive surgical procedures. Substantially all of the Company’s revenues are derived from sales of  visualization systems and related services.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended December 31,	2009	2008
Revenues
United States	$3,280,585	$3,034,432
Other	3,938,409	3,392,564
Total Revenues	$7,218,994	$6,426,996

17.	Commitments and Contingencies

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

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007, the Company had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of restricted securities. Additionally, certain holders of the convertible notes did not respond to the Company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At December 31, 2009 and 2008, the Company has accrued $161,574 related to this matter.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Viking has also entered into a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use their intellectual property. As of December 31, 2009 and 2008, Viking had accrued royalties related to this agreement of approximately $36,000 and $26,000, respectively. During 2009 and 2008, Viking did not pay any royalties under this agreement.

18.	Recent Accounting Pronouncements

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

In June 2008, the FASB ratified the consensus reached on the Emerging Issues Task Force (“EITF”) abstract titled “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. As codified in ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” this guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under ASC 815-10-15-2. The adoption of this guidance effective January 1, 2009 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued updated guidance as codified in ASC 820-10, “Fair Value Measurements and Disclosures”,  that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of this guidance effective January 1, 2009, did not have any impact on the Company’s financial statements.

In April 2008, the FASB issued updated guidance regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, “Intangibles-Goodwill and Other”,  this guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires expanded disclosure related to the determination of intangible asset useful lives.  The adoption of this guidance effective January 1, 2009 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued updated guidance, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures” , for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in accordance with fair value accounting.  This guidance also includes identifying circumstances that indicate a transaction is not orderly, and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued updated guidance, as also codified in ASC 825-10-65, “Fair Value Measurements and Disclosures” which requires increased disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued updated guidance, codified as ASC 855-10, “Subsequent Events”,  that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, this guidance requires the disclosure of the date through which subsequent events have been evaluated. The adoption of this guidance during the quarter ended June 30, 2009 did not have any impact on the Company’s financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

New Accounting Pronouncements

In September 2009, the FASB issued ASU. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

19.	Subsequent Event

On January 7, 2010, the Company, entered into the Investment Agreement with Dutchess Opportunity Fund II, LP.  Pursuant to the Investment Agreement, the Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price shall be set at 96% of the volume weighted average  price (VWAP) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company is entitled to Put in any one notice shall be equal to either 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable Put Notice Date, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date or 2) $100,000.   Dutchess will not be obligated to purchase shares if their total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement dated January 7, 2010 between the Company and the Dutchess, the Company is obligated to file a registration statement with the SEC to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement and it was declared effective on February 12, 2010.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of  February 15, 2010, the current directors and executive officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

John “Jed” Kennedy	52	President and Chief Executive Officer
William C. Bopp	66	Chairman of the Board
William Tumber	75	Director, Audit Committee and Compensation Committee Chairman
Robert Mathews	46	Executive Vice President and Chief Financial Officer

Background information about Viking Systems’ officers and directors is as follows:

John “Jed” Kennedy
Effective January 4, 2010, Mr. John Kennedy was appointed by the board of directors to the position of President and Chief Executive Officer of Viking Systems, Inc.  Mr. Kennedy formerly served as President and Chief Operating Officer of our Company, as well as a member of our board of directors since October 2007.  Prior to October 2007, Mr. Kennedy was the President of the Vision Systems Group at Viking Systems. Mr. Kennedy joined Vista Medical Technologies, Inc. in January 1997 as Vice President of Research and Development. He was appointed Vice President/General Manager of Westborough Operations in January 2000 before being appointed Executive Vice President and COO in December 2000. Prior to joining Vista Medical Technologies, Inc., Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997, he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director of Research and Development and was responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell’s Electro-Optics and Avionics divisions. Mr. Kennedy received a B.S. in Manufacturing Engineering from Boston University in 1979.

William C. Bopp
Effective January 3, 2010, Mr. William C. Bopp resigned as Chief Executive Officer of Viking Systems, Inc.  He had served in that position since January 2008.  Mr. Bopp remains Chairman of the Board of Directors.  Mr. Bopp has served as Chairman of the Board since October 11, 2007.  Prior to joining Viking, Mr. Bopp was a private investor. Previously, he served as Senior Vice President and Chief Financial Officer at Alaris Medical Systems, Inc., a developer, manufacturer and marketer of infusion devices and related disposable products. Mr. Bopp joined Alaris in March 1999, as Vice President and Chief Financial Officer. He was elected to the position of Senior Vice President and Chief Financial Officer in November 1999. Alaris was acquired for approximately $2.0 billion by Cardinal Health, Inc. in July 2004, and Mr. Bopp assisted for an additional year with the integration of Alaris into Cardinal Health before retiring in 2005. Mr. Bopp was formerly Executive Vice President and Chief Financial Officer of C.R. Bard, Inc. Since 1980, he held positions of increasing responsibility with Bard, currently a $2.0 billion developer, manufacturer and marketer of health care products. From 1995 through 1998, he also served as a member of the board of directors of Bard and a member of the Board’s Finance Committee. Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and completed his MBA in Finance, from the Harvard Business School.

William Tumber
Mr. Tumber was appointed to our board of directors in February 2008.  From 2000 to 2004, Mr. Tumber served on the board of directors of Alaris Medical Systems, Inc., a manufacturer of infusion devices and related disposables which was acquired in 2004 for $2 billion by Cardinal Health, Inc. Previously, during his 20 years with medical device company C. R. Bard, Inc., Mr. Tumber held divisional positions including VP of Human Resources, VP of Manufacturing, Division President, as well as serving as Corporate Group Vice President responsible for all of Bard’s surgical businesses. He retired from Bard in 1999. Before joining Bard, Mr. Tumber worked at General Electric for over 20 years.  While at General Electric, he held a variety of positions of increasing responsibility which included technical recruiting, human resources, and Plant Manager of a 300-person electronic assembly facility.

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

Director Independence
We utilize the NASDAQ independence rules for determining which of our directors are independent. The Board has determined that one of its three members is independent pursuant to NASDAQ Rule 4200(15). The independent director is Mr. Tumber. Currently, Mr. Tumber is the sole member of both the Audit Committee and the Compensation Committee.

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

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below:

Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of William Tumber (Chairman) whom is an independent member of our board of directors.

Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. Mr. William Tumber is the current Chairman and sole member of the Compensation Committee.

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

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the board of directors. Stockholders may contact our CEO at jkennedy@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock (collectively, the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based upon reports provided to us, we believe that, during the year ended December 31, 2009, Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at December 31, 2009 .  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended December 31, 2009 and December 31, 2008

Name and Principal Position	Year	Salary ($)	Option Awards ($) (3)	Bonus ($)	Total ($)

William C. Bopp, Chairman and former Chief	2009	0	271,192	0	271,192
Executive Officer (1)	2008	32,250	271,192	0	303,442

John Kennedy, President, Chief	2009	240,000	66,031	0	306,031
Executive Officer and Director (2)	2008	247,668	65,325	0	312,993

Robert Mathews, Executive VP and	2009	210,000	66,325	0	276,325
Chief Financial Officer	2008	210,000	368,431	0	578,431

(1)
Mr. Bopp was appointed Chairman of our board of directors on October 11, 2007.  He was appointed to serve as our Chief Executive Officer on January 4, 2008 and served as our Chief Executive Officer until January 3, 2010.  His annual salary was set at $39,000.  Effective November 2, 2008, Mr. Bopp agreed to reduce his annual salary to $1.

(2)
Mr. Kennedy has served as a Director since October 11, 2007.  He was appointed to serve as our President and Chief Operating Officer on October 12, 2007.  Prior to his appointment as President and Chief Operating Officer, Mr. Kennedy served as the President of our Vision Systems Group.  During 2008, Mr. Kennedy’s annual salary was increased to $240,000, retroactive to his promotion date of October 12, 2007.  Effective January 4, 2010, Mr. Kennedy has been appointed by our Board as President and Chief Executive Officer and his annual salary increased to $260,000.

(3)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with generally accepted accounting principles. See Note 13 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining values of our equity awards.

Employment Agreements with Our Named Executive Officers

On January 4, 2008, we entered into an employment agreement with our then Chief Executive Officer, William C. Bopp.  Under the terms of Mr. Bopp’s employment agreement, as amended, he received annual compensation of $1, along with benefits comparable to those provided to our other executives.  Mr. Bopp was granted a stock option under our 2008 Equity Incentive Plan which has  a term of ten years and may be exercised to acquire 2,100,00 shares of our common stock. Mr. Bopp surrendered all 2,100,000 of his outstanding stock options in October 2009. Mr. Bopp resigned as Chief Executive Officer January 3, 2010.

On August 6, 2008, we entered into change of control agreements with John Kennedy, our then President and Chief Operating Officer and Robert Mathews, our Executive Vice President and Chief  Financial Officer.  The agreements, which are substantially the same, provide each officer with certain separation benefits in the event of a change of control of our Company. Under each agreement, if at any time during the two year period following a change of control, as defined in the agreement, the officer is terminated other than for cause or if the agreement is terminated by the officer for good reason, as defined in the agreement, the officer will receive separation pay equal to one year’s base salary and bonus, and other health and welfare benefits for 18 months.

Option Grants to Our Named Executive Officers for the year ended December 31, 2009

		All Other
		Option Awards:		Grant Date
		# of shares underlying	Exercise Price	Fair Value of
Name	Grant date	Options(1)	($/sh)	Award ($)(2)
Jed Kennedy, President, Chief Operating Officer and Director	7/01/2009	700,000	0.015	$8,374
	10/16/2009	2,100,000	0.0076	$13,427

(1)	Options expire ten years after grant date. Stock options granted to Mr. Kennedy during 2009 vest 25% one year following grant date and 6.25% per quarter thereafter.

(2)
The value of an option award is based on the fair value as of the grant date of such award determined pursuant to generally accepted accounting principles. See Note 13 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining the value of equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2009

Name	# of Securities Underlying Unexercised Options (# exercisable)	# of Securities Underlying Unexercised Options (# unexercisable)		Option Exercise Price ($)	Option Expiration Date

William C. Bopp, Chairman and Chief Executive Officer	0	0		-	-
John “Jed” Kennedy, President, Chief Operating Officer and Director	0	2,100,000	(1)	0.0076	10/16/2019
	0	700,000	(1)	0.015	7/01/2019
	500,000	500,000		0.33	2/26/2018

Robert Mathews, Executive VP and Chief Financial Officer	750,000	250,000		0.33	2/26/2018

(1)	See note 1 to table above entitled“Option Grants to Our Named Executive Officers” regarding vesting of these stock option grants.

Director Compensation

The following table sets forth information concerning the compensation provided to each person who served as a member of our board of directors during the fiscal year ended December 31, 2009, other than those persons who are also named executive officers included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total
J. Winder Hughes (1)	$9,000	$1,524	$10,524
William Tumber (2)	$21,000	$7,790	$28,790
______________
(1)	Mr. Hughes served as a director of our Company from October 11, 2007 to November 2, 2009.
(2)	William Tumber has served as a director of our Company since February 27, 2008.

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

Effective October 1, 2008, our outside directors agreed to suspend cash compensation through March 31, 2009 at which time the fees were reinstated.

Non Employee Directors’ Stock Option Awards

Under the 2008 Non-Employee Directors’ Stock Option Plan that was adopted by our board of directors on January 3, 2008, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the directors’ plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment. In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each year commencing in 2009.  Provided, however; that if a person who is first elected as a non-employee director after the effective date of the directors’ plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant shall be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non- employee director. The options will vest 100% on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates. Options granted under the directors’ plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of ten years.  150,000 options were granted to directors during 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned as of  January 31, 2010 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership(1)

William C. Bopp (2)	14,397,727	-	11,765,792	26,163,519	45.8%
William Tumber	-	150,000	-	150,000	0.3%
John Kennedy (3)	-	562,500	-	562,500	1.2%
Robert Mathews	-	812,500	-	812,500	1.8%
All officers and directors as a group ( 4 persons)	14,397,727	1,525,000	11,765,792	27,688,519	47.2%

Midsummer Investment Ltd. (4)	8,344,619	-	-	8,344,619	18.4%

(1)
For purposes of this table “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common shares that such person or group has the right to acquire within 60 days after December 31, 2009. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after December 31, 2009 are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of December 31, 2009, there were 45,356,765 shares of our common stock issued and outstanding.

(2)	Mr. Bopp served as our Chief Executive Officer from January 4, 2008 until January 3, 2010 and he continues to serve as the Chairman of our Board of Directors.

(3)	Mr. Kennedy has been appointed by our Board as President and Chief Executive Officer, effective January 4, 2010.

(4)
We relied on a Schedule 13G filed with the SEC on December 14, 2009 by Midsummer Investment Ltd for this information.  Midsummer Investment holds Common Stock Purchase Warrants previously purchased and originally exercisable into 5,551,034 shares of Common Stock, in the aggregate.  However, the aggregate number of shares of Common Stock into which such warrants are exercisable, and which Midsummer Investment has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Midsummer Investment does not exceed 4.99% of the total outstanding shares of Common Stock.  Accordingly, such warrants are not currently exercisable into Common Stock unless and until the actual shares of Common Stock held by any of Midsummer Investment or Midsummer Capital is less than 4.99% of the total outstanding shares of Common Stock.  Midsummer Investment Ltd. has sole voting power of the 8,344,619 shares of common stock.  Midsummer Capital is the investment advisor to Midsummer Investment. By virtue of such relationship, Midsummer Capital may be deemed to have dispositive power over the shares owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Joshua Thomas have delegated authority from the members of Midsummer Capital with respect to the shares of Common Stock owned by Midsummer Investment. Messrs. Amsalem and Thomas may be deemed to share dispositive power over the shares of common stock held by Midsummer Investment. Messrs. Amsalem and Thomas disclaim beneficial ownership of such shares of Common Stock, and neither person has any legal right to maintain such delegated authority.  The Chief Compliance Officer of Midsummer Investment, Alisa Butchkowski, has voting powers on all of the securities.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. We had 7,125,420 outstanding options as of December 31, 2009.

As of December 31, 2009, we had warrants outstanding which entitle the holders to purchase 24,406,170 shares of our common stock at prices ranging from $0.18 to $0.75 per share.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1)	7,092,820	$0.29	4,092,160	(3)

Equity compensation plans not approved by security holders (2)	32,600	$28.07	-

Total	7,125,420	$0.41	4,092,160

(1)
Amounts include outstanding options to employees, officers and directors under our 2008 Equity Plan and its predecessor plan (the 2004 Stock Incentive Plan) and the 2008 Directors’ Plan and its predecessor plan (the 2004 Non-Employee Director Stock Ownership Plan). The amount in column (c) includes 2,817,160 shares available for award under our 2008 Equity Plan and its predecessor plan and 1,275,000 shares available for awards under our 2008 Directors’ Plan. The 2008 Equity Plan provides for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)	Represents stock options granted to non-employee consultants outside the Company’s plans.

(3)
Includes 2,800,000 shares added to the plan in December 2009 that were not approved by shareholders.  In December 2009 the board of directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.

2008 Equity Incentive Plan

During the first quarter of 2008, shareholders approved our 2008 Equity Incentive Plan (the “2008 Equity Plan”). Additionally, in December 2009, the board of directors approved an amendment to the 2008 Equity Plan to increase the number of shares available by 2,800,000. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan.  During the year ended December 31, 2009 , 2,800,000 shares were issued under the 2008 Equity Plan.  Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

All of our key employees (and key employees of our subsidiaries and affiliates in which we have a significant equity interest) are eligible to receive awards under the 2008 Equity Plan. This plan permits the granting of:

●
stock options, including “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code and stock options that do not meet these requirements (options that do not meet these requirements are called “nonqualified stock options”);

●	stock appreciation rights, or SARs;

●	restricted stock; and

●	stock.

At December 31, 2009, a total of 2,817,160 shares of our common stock were available for granting awards under the 2008 Equity Plan. The Compensation Committee of the board of directors administers the 2008 Equity Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the Fair Market Value that is defined in the Plan.

We have issued options to all employees. The number of stock options issued to our officers and employees that remain outstanding at December 31, 2009 amounted to 6,865,420 shares.

Non-Employee Director Plans

During the first quarter of 2008, shareholders approved our 2008 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2009, 150,000 shares were issued under the Directors’ Plan and 75,000 nonvested shares were forfeited upon resignation of a director.

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

At December 31, 2009, 232,600 stock options were outstanding under the directors’ plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, we did not have any related party transactions that exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP

Squar, Milner, Peterson, Miranda & Williamson, LLP	2009	2008
(1) Audit Fees	$80,000	$100,900
(2) Tax Fees	$15,050	$11,643
(3) All Other Fees	$0	$0
______________
(1)
Audit fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP were for all professional services performed in connection with the audit of our annual financial statements, reviews of financial statements included in our Forms 10-Q for those periods.

(2)	Tax services include fees for the preparation of federal and state tax returns.
(3)	Squar, Milner, Peterson, Miranda & Williamson, LLP did not bill us for other services during 2009 and 2008.

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

Under the direction of our Audit Committee Chairman our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Squar, Milner, Peterson, Miranda and Williamson, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

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

10.3
Executive Change of Control Agreements between the Company and John Kennedy, and the Company and Robert Mathews dated August 6, 2008 (included as exhibits 99.2 and 99.3 to the Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4
Lease between the Company and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.5
First Amendment to Lease between the Company and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.6	Recapitalization Agreement between the Company and Securityholders, dated December 31, 2007 (included as exhibit 99.1 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.7	Securities Purchase Agreement between the Company and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8	Executive Employment Agreement between the Company and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9
Amendment to Executive Employment Agreement between the Company and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Form 8-K filed February 29, 2008, and incorporated herein by reference).

10.10
Investment Agreement by and between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.1 to the Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.11
Registration Rights Agreement by and between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.2 to the Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.12	Viking Systems, Inc.’s Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.13	Viking Systems, Inc.’s 2008 Non-Employee Directors' Stock Option Plan (included as Exhibit 99.2 to the Form S-8 filed May 14, 2008, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated herein).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: February 22, 2010	By: /s/ John Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2010	By: /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Kennedy	Director, President and Chief Executive Officer	February 22, 2010

/s/ Robert Mathews	Executive Vice President and Chief Financial Officer	February 22, 2010

s/ William C. Bopp	Chairman of the Board of Directors	February 22, 2010

/s/ William Tumber	Director	February 22, 2010