Form 10-Q
period 2010-03-31
VIKING SYSTEMS INC
filed 2010-05-05
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 50,554,815 shares of common stock, $0.001 par value per share, outstanding as of April 30, 2010.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2010

PART I - FINANCIAL INFORMATION

		Form 10-Q
Item 1.	Financial Statements (unaudited):

	Balance Sheets at March 31, 2010 and December 31, 2009	2
	Statements of Operations for the Three Months Ended March 31, 2010 and 2009	3
	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4
	Notes to Financial Statements	5-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	[Reserved]	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

Assets	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$309,770	$721,121
Accounts receivable, net	850,840	455,488
Inventories	1,605,964	1,537,851
Prepaid expenses and other current assets	97,081	67,103
Total current assets	2,863,655	2,781,563

Property and equipment, net	36,923	31,101
Intangible assets, net	122,500	140,000
Total assets	$3,023,078	$2,952,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,246,220	$919,807
Accrued expenses	792,344	770,136
Deferred revenue	136,660	359,027
Total current liabilities	2,175,224	2,048,970

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, 25,000,000 shares authorized; No shares outstanding at March 31, 2010 and December 31, 2009
Common stock, $0.001 par value, 400,000,000 shares authorized; and 46,188,461 and 45,356,765 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	46,188	45,356
Additional paid-in capital	27,395,094	27,156,316
Accumulated deficit	(26,593,428)	(26,297,978)
Total stockholders' equity	847,854	903,694
Total liabilities and stockholders' equity	$3,023,078	$2,952,664

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations – Unaudited

	Three Months Ended March 31,

	2010	2009

Sales, net	$1,915,073	$1,521,228
Cost of sales	1,414,139	1,153,026

Gross profit	500,934	368,202

Operating expenses:
Selling and marketing	206,603	256,070
Research and development	206,781	153,165
General and administrative	383,036	366,314
Total operating expenses	796,420	775,549

Operating loss	(295,486)	(407,347)

Other income :
Interest income	213	510
Interest expense	(177)	(735)
License fee	-	115,000
Other income	-	2,060
Total other income	36	116,835

Net loss applicable to common shareholders	$(295,450)	$(290,512)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	45,885,351	42,715,110

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(295,450)	$(290,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,517	91,494
Stock based compensation expense	95,610	117,761

Changes in operating assets and liabilities:
Accounts receivable	(395,353)	122,142
Inventories, net	(68,113)	260,794
Prepaid expenses and other current assets	926	125,313
Accounts payable	326,413	(150,043)
Accrued expenses	22,208	(35,701)
Deferred revenue	(222,367)	46,989
Net cash (used in) provided by operating activities	(505,609)	288,237

Cash flows from investing activities:
Purchase of property and equipment	(18,839)	-
Net cash used in investing activities	(18,839)	-

Cash flows from financing activities:
Net proceeds from warrant exercise	144,000	-
Proceeds from issuance of common stock	6,106	-
Stock issuance costs	(37,009)	-
Repayment of capital lease obligations	-	(10,818)
Net cash provided by (used in) financing activities	113,097	(10,818)
Net (decrease) increase in cash and cash equivalents	(411,351)	277,419

Cash and cash equivalents at beginning of period	721,121	168,767
Cash and cash equivalents at end of period	$309,770	$446,186

Supplemental disclosure of cash flow information:
Cash paid during the period for:		-
Interest	$177	$735
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management,  the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2009 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2009, included in Viking's annual report on Form 10-K for the year ended December 31, 2009,  which was filed on February 22, 2010 with the Securities and Exchange Commission. The results of operations and cash flows for the three month period ended March 31, 2010 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

For comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

2.	LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the three months ended March 31, 2010 the Company recorded a net loss of $295,450 and cash used in operating activities was $505,609. For the year ended December 31, 2009, the Company  recorded a net loss of $1,074,319.  As of March 31, 2010, the Company had $309,770 of cash and cash equivalents and a net working capital balance of $688,431.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations are not likely to be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to increase certain of the Company’s operating expenses in 2010 as it believes that such increases are necessary for the Company to achieve profitability and positive cash flow in the future. As discussed in Note 6, in January 2010, the Company entered into an Investment Agreement that requires  the investor to purchase from the Company, with limited exceptions, from time to time, up to $5,000,000 of the Company’s common stock over the course of thirty-six months.  The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. While the Company continues to pursue other sources of capital, depending upon the market price of its stock, it anticipates utilizing a total of $2 million to $3 million of the Investment Agreement to fund the development and launch of  the Company’s “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs. Through April 2010 the Company has sold a total of 4,398,050 shares under the Investment Agreement for total proceeds of $934,897.

Other than the Investment Agreement, the Company does not have any arrangements with any bank, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If the Company is not able to draw sufficient amounts on the Investment Agreement, or it fails to secure other financing and it is not generating positive cash flow, it may be forced to significantly reduce planned expenditures or consider other options. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.	LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the three month periods ended March 31, 2010 and March 31, 2009, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	March 31, 2010	March 31, 2009
Warrants	23,606,170	27,985,020
Stock Options	8,375,420	6,354,440
Total	31,981,590	34,339,460

4.	INVENTORY

Details of our inventory account balances are as follows:

	March 31, 2010	December 31, 2009
Inventories:
Parts and supplies	$966,720	$970,662
Work-in-progress	558,346	325,136
Finished goods	449,223	692,068
Valuation allowance	(368,325)	(450,015)
	$1,605,964	$1,537,851

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Employee and director compensation	$485,633	$421,247
Registration delay fees	161,574	161,574
Professional and consulting fees	56,970	87,427
Other accrued expenses	88,167	99,888
	$792,344	$770,136

6.	INVESTMENT AGREEMENT

On January 7,  2010, the Company, entered into an investment agreement with Dutchess Opportunity Fund II, LP (the “Investment Agreement”).  Pursuant to the Investment Agreement, the Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price shall be set at 96% of the lowest daily volume weighted average  price (VWAP) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company is entitled to put in any one notice shall be any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess will not be obligated to purchase shares if their total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company was not permitted to draw on the facility until there was an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement and it was declared effective on February 12, 2010.

During the three months ended March 31, 2010 the Company sold 31,696 shares under this Investment Agreement and received proceeds of $6,106.  Direct incremental costs of $51,599 were incurred associated with establishing the Investment Agreement and have been recorded in other assets. Stock issuance costs equal to the proceeds received of $6,106 were recorded as a reduction to additional paid-in capital during the quarter ended March 31, 2010.  The remaining $45,493 will be charged to additional paid-in capital when additional shares are sold and proceeds received under the Investment Agreement.

In April 2010, the Company sold an additional 4,366,354 shares under the Investment Agreement for proceeds totaling $928,791.

7.	STOCK-BASED COMPENSATION

Common Stock Options

During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,” ). In December 2009, the board of directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the three months ended March 31, 2010, 1,250,000 options were granted under the 2008 Equity Plan and no options were granted under the Directors’ Plan.   At March 31, 2010, 1,435,000 shares remain available for grant under the 2008 Equity Plan and 1,275,000 shares remain available under the Directors’ Plan.

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

During the three months ended March 31, 2010 and 2009, the Company recorded $95,610 and $117,761 respectively, in non-cash stock-based compensation expense. As of March 31, 2010, there was approximately $727,885 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 3 years.

During the three months ended March 31, 2010, 1,250,000 stock options were granted with a weighted average exercise price of $0.25 per share based on the quoted market price on the day of grant. The valuation of stock options granted during the three months ended March 31, 2010 as determined using the Black-Scholes valuation model was approximately $265,000. The fair value of stock options granted during the three months ended March 31, 2010 was estimated using the Black-Scholes model with the following assumptions: volatility of 230%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

The following table summarizes the stock option activity during the three months ended March 31, 2010:

	Number of Shares	Weighted - Average Exercise Price		Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2009	7,125,420		$0.41	8.75
Granted	1,250,000		$0.25	9.8
Cancelled or expired	-	$
Options outstanding March 31, 2010	8,375,420		$0.39	8.69

Options exercisable at March 31, 2010	2,734,324		$.88	7.81

8.	WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the three months ended March 31, 2010:

	Shares	Range of Exercise Price	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (yrs)
Warrants outstanding December 31, 2009	24,406,170	$0.18-0.75		$0.18	3.0
Expired	-		$
Exercised	(800,000)	$0.18
Outstanding March 31, 2010	23,606,170	$0.18-0.75		$0.18	2.75

9.	LEASE COMMITMENT

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement. The lease was scheduled to expire September 30, 2010.  In March 2010 the lease was extended for five years through September 30, 2015.  Future minimum lease payments April 2010 through September 2015 are as follows:

Period	Amount
2010	$184,376
2011	246,946
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,379,192

10.	RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

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

We manufacture two dimensional or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer, or ODM, programs and Original Equipment Manufacturer, or OEM, programs.

We sell our proprietary visualization system, or our 3Di Vision System, under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through March 31, 2010, we raised net proceeds of $10,750,000 through the sale of common and preferred stock in private placements and approximately $13,600,000 through the issuance of convertible notes and debentures. As of March 31, 2010, we had cash and cash equivalents of $309,770.

Net cash used in operating activities for the three months ended March 31, 2010 was $505,609.  Net cash provided by operating activities during the three months ended March 31, 2009 was $288,237. This change in cash flows from operating activities was attributable primarily to net cash consumed by the increases in accounts receivable and inventory, and a decrease in deferred revenue during the three months ended March 31, 2010 compared with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable, accrued expenses, and deferred revenue.

We believe that it is likely that we will need to raise additional capital to execute our business plan and continue our operations for the next twelve months. In January 2010, we entered into the Investment Agreement, with Dutchess Opportunity Fund II, or Dutchess, that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. While we continue to pursue other sources of capital, depending upon the market price of our stock, we anticipate utilizing $2 million to $3 million of the Investment Agreement to fund the development and launch of our “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs.  Through April 30, 2010 we have sold a total of 4,398,050 shares under the Investment Agreement for total proceeds of $934,897

Other than the Investment Agreement, we do not have any arrangements with any bank, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we are not able to draw on the Investment Agreement, or we fail to secure other financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

RESULTS OF OPERATIONS

Sales. We had sales of $1,915,073 for the three months ended March 31, 2010 and $1,521,228 for the three months ended March 31, 2009, representing an increase of approximately 26%.  The increase in sales during 2010 was primarily due to increased sales of our OEM products.

Sales to individual customers exceeding 10% or more of sales in the three months ended March 31, 2010 were to three customers who accounted for 37%, 24% and 17% of sales, respectively.  Sales to individual customers exceeding 10% or more of revenues in the three months ended March 31, 2009 were to three customers who accounted for 25%, 20% and 16% of revenues, respectively.

Gross Profit. Gross profit increased 36% for the three months ended March 31, 2010 as compared with the same period in 2009. For the three months ended March 31, 2010, gross profit amounted to $500,934, or 26% of revenue compared with $368,202, or 24% of revenue, for the same period in 2009.   The increase in gross margin percentage for 2010 is due to a favorable sales mix of higher margin products as well as higher production volumes resulting in lower per unit manufacturing costs.

Operating Expenses.  We incurred total operating expenses of $796,420, for the three months ended March 31, 2010 compared with $775,549 for the three months ended March 31, 2009.  Excluding non-cash stock-based compensation expense, total operating expenses for the three months ended March 31, 2010 and 2009 were $708,563 and $663,881, respectively. This represents an increase of $44,682, or 7%, in operating expenses.  This increase in total operating expenses is primarily due to increased research and development related expenses.

Selling and Marketing Expense. Selling and marketing expenses were $206,603 for the three months ended March 31, 2010 and $256,070 for the three months ended March 31, 2009.  This represents a decrease of $49,467 or 19%.  This decrease is primarily due to lower depreciation expense related to demonstration equipment as such equipment became fully depreciated during 2009.

Research and Development Expense.  We had research and development expenses of $206,781 for the three months ended March 31, 2010 and $153,165 for the three months ended March 31, 2009, representing an increase of $53,616 or 35%.  The increase in research and development expense occurred primarily due to the development costs associated with our next generation 3D visualization system including the hiring of a Vice President of Research and Development in January 2010.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $383,036 for the three months ended March 31, 2010 and $366,314 for the three months ended March 31, 2009, representing an increase of $16,722 or 5%.  This increase was primarily due to increased public company and legal costs.  The increase in legal costs included costs associated with filing new patent applications.

Other Income and Expenses.  During the three months ended March 31, 2010, other income and expense totaled to income of $36 compared with income of $116,835 for the same period in 2009.  During the three months ended March 31, 2009 we recorded $115,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  No such income was recorded in the first quarter of 2010.

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

A reconciliation of net loss in accordance with generally accepted accounting principles (“GAAP”) to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended March 31
	2010	2009
Net loss, as reported	$(295,450)	$(290,512)
Adjustments:
Total other (income)/expense	(36)	(116,835)
Operating loss, as reported	(295,486)	(407,347)
Non-cash stock option expense	95,610	117,161
Depreciation, amortization and other non cash charges	30,517	91,494
Operating loss before non-cash charges	$(169,359)	$(198,692)

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

Inventories. Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2004 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, we had no accruals for interest or penalties related to income tax matters.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives.  Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable,  collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. If installation is included as part of the contract, revenue is not recognized until installation has occurred, or until any remaining installation obligation is deemed to be perfunctory. Shipping and handling costs are included in cost of sales.

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

Stock Based Compensation. The measurement and recognition of compensation expense for all share-based payment awards to employees and directors is based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010 we sold 31,696 shares under the Investment Agreement and received proceeds of $6,106.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2010, we are not in default with respect to any indebtedness.

ITEM 4. [RESERVED]

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

10.12	Viking Systems, Inc.’s Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.13	Viking Systems, Inc.’s 2008 Non-Employee Directors' Stock Option Plan (included as Exhibit 99.2 to the Form S-8 filed May 14, 2008, and incorporated herein by reference).

10.14	Second Amendment to Lease between the Company and the Baltic Group, LLC, dated March 8, 2010

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5 , 2010	VIKING SYSTEMS, INC.

	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)