Form 10-Q
period 2010-06-30
VIKING SYSTEMS INC
filed 2010-08-05
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 53,772,055 shares of common stock, $0.001 par value per share, outstanding as of July 31, 2010.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2010

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements :

	Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	2
	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	3
	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	4
	Notes to Financial Statements	5-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

Assets	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,316,372	$721,121
Accounts receivable, net	507,430	455,488
Inventories, net	1,778,245	1,537,851
Prepaid expenses and other current assets	146,483	67,103
Total current assets	3,748,530	2,781,563

Property and equipment, net	36,204	31,101
Intangible assets, net	105,000	140,000
Total assets	$3,889,734	$2,952,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,057,976	$919,807
Accrued expenses	821,134	770,136
Deferred revenue	22,048	359,027
Total current liabilities	1,901,158	2,048,970

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, 25,000,000 shares authorized; No shares outstanding at June 30, 2010 and December 31, 2009
Common stock, $0.001 par value, 400,000,000 shares authorized; 53,302,066 and 45,356,765 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	53,302	45,356
Additional paid-in capital	28,979,552	27,156,316
Accumulated deficit	(27,044,278)	(26,297,978)
Total stockholders' equity	1,988,576	903,694
Total liabilities and stockholders' equity	$3,889,734	$2,952,664

The accompanying notes are an integral part of the interim financial statements.

 VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales, net	$2,005,323	$1,632,662	$3,920,396	$3,153,890
Cost of sales	1,458,469	1,190,808	2,872,608	2,343,834

Gross profit	546,854	441,854	1,047,788	810,056

Operating expenses:
Selling and marketing	207,266	295,133	413,869	551,203
Research and development	411,624	138,897	618,405	292,062
General and administrative	379,538	394,277	762,574	760,591
Total operating expenses	998,428	828,307	1,794,848	1,603,856
Operating loss	(451,574)	(386,453)	(747,060)	(793,800)

Other income (expense):
Interest income	724	240	937	750
Interest expense	-	(320)	(177)	(1,055)
License fee	-	-	-	115,000
Other income (expense)	-	-	-	2,060
Total other income (expense)	724	(80)	760	116,755
Net loss	$(450,850)	$(386,533)	$(746,300)	$(677,045)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares - basic and diluted	50,446,414	42,715,110	48,188,537	42,715,110

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(746,300)	$(677,045)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,666	172,293
Stock based compensation expense	194,029	230,018

Changes in operating assets and liabilities:
Accounts receivable	(51,942)	208,809
Inventories	(240,394)	282,043
Prepaid expenses and other current assets	(69,674)	90,063
Accounts payable	138,169	(329,370)
Accrued expenses	50,998	67,702
Deferred revenue	(336,979)	122,986
Net cash (used in) provided by operating activities	(1,003,427)	167,499

Cash flows from investing activities:
Purchase of property and equipment	(28,769)	(2,766)
Net cash used in investing activities	(28,769)	(2,766)

Cash flows from financing activities:
Net proceeds from warrant exercise	270,370	-
Proceeds from issuance of common stock	1,394,086	-
Stock issuance costs	(37,009)	-
Repayment of capital lease obligations	-	(21,789)
Net cash provided by (used in) financing activities	1,627,447	(21,789)
Net increase in cash and cash equivalents	595,251	142,944

Cash and cash equivalents at beginning of period	721,121	168,767
Cash and cash equivalents at end of period	$1,316,372	$311,711

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$177	$1,055
Income taxes	$1,256	$-

The accompanying notes are an integral part of the interim financial statements.

1.           INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2009 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2009, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2009,  which was filed on February 22, 2010 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended June 30, 2010 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

For comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

2.           LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the six months ended June 30, 2010 the Company recorded a net loss of $746,300 and cash used in operating activities was $1,003,427. For the year ended December 31, 2009, the Company recorded a net loss of $1,074,319.  As of June 30, 2010, the Company had $1,316,372 of cash and cash equivalents and a net working capital balance of $1,847,372.

Management believes that the Company’s existing cash resources, combined with projected cash flows from operations are not likely to be sufficient to execute its business plan and continue operations beyond the next twelve months.  Management has taken steps to increase certain of the Company’s operating expenses in 2010 as it believes that such increases are necessary for the Company to achieve profitability and positive cash flow in the future. As discussed in Note 6, in January 2010, the Company entered into an Investment Agreement that requires the investor to purchase from the Company, with limited exceptions, from time to time, up to $5,000,000 of the Company’s common stock over the course of thirty-six months.  The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. While the Company continues to pursue other sources of capital, depending upon the market price of its stock, it anticipates utilizing a total of $2 million to $3 million of the Investment Agreement to fund the development and launch of the Company’s “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs. Through July 31, 2010 the Company has sold a total of 6,913,230 shares under the Investment Agreement for total proceeds of $1,517,355 for an average per share price of $0.22.

Other than the Investment Agreement, the Company does not have any arrangements with any banks, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests. If the Company is not able to draw sufficient amounts on the Investment Agreement, or it fails to secure other financing and it is not generating positive cash flow, it may be forced to significantly reduce planned expenditures or consider other options. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.           LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended June 30, 2010 and June 30, 2009, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	June 30, 2010	June 30, 2009
Warrants	22,904,110	27,913,631
Stock Options	8,712,920	6,504,440
Total	31,617,030	34,418,071

4.           INVENTORIES

Details of our inventory account balances are as follows:

	June 30, 2010	December 31, 2009
Inventories:
Parts and supplies	$1,103,326	$970,662
Work-in-progress	509,215	325,136
Finished goods	479,569	692,068
Valuation allowance	(313,865)	(450,015)
Total	$1,778,245	$1,537,851

5.           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Employee and director compensation	$512,106	$421,247
Registration delay fees	161,574	161,574
Professional and consulting fees	62,250	87,427
Other accrued expenses	85,204	99,888
Total	$821,134	$770,136

6.           INVESTMENT AGREEMENT

On January 7, 2010, the Company, entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price is 96% of the lowest daily volume weighted average  price (VWAP) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company is entitled to put in any one notice shall be any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

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

During the six months ended June 30, 2010 the Company sold 6,443,241 shares under this Investment Agreement for $1,418,381 for an average per share price of $0.22. Of this amount, $1,394,086 had been received by June 30, 2010 with $24,296 in process and included in other current assets on June 30, 2010 and received in July. Direct incremental costs of $51,599, of which $14,590 were recorded during 2009, were incurred associated with establishing the Investment Agreement and have been recorded as a reduction to additional paid-in capital.

7.           STOCK-BASED COMPENSATION

Common Stock Options

During the quarter ended June 30, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan,”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the six months ended June 30, 2010, 1,475,000 options were granted under the 2008 Equity Plan and 112,500 options were granted under the Directors’ Plan.   At June 30, 2010, 1,210,000 shares remain available for grant under the 2008 Equity Plan and 1,116,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

During the three months ended June 30, 2010 and 2009, the Company recorded $98,419 and $112,257 respectively, and during the six months ended June 30, 2010 and 2009, the Company recorded $194,029 and $230,018 respectively, in non-cash stock-based compensation expense. As of June 30, 2010, there was approximately $703,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 3 years.

During the six months ended June 30, 2010, 1,587,500 stock options were granted with a weighted average exercise price of $0.25 per share based on the quoted market price on the day of grant. The valuation of stock options granted during the six months ended June 30, 2010 as determined using the Black-Scholes valuation model was approximately $339,000. The fair value of stock options granted during the six months ended June 30, 2010 was estimated using the Black-Scholes model with the following assumptions: volatility of 223% - 231%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

The following table summarizes the stock option activity during the six months ended June 30, 2010:

	Number of Shares	Weighted - Average Exercise Price		Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2009	7,125,420		$0.41	8.75
Granted	1,587,500		$0.25	9.7
Cancelled or expired	-	$
Options outstanding June 30, 2010	8,712,920		$0.38	8.5

Options exercisable at June 30, 2010	3,061,511		$0.81	7.6

8.           WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the six months ended June 30, 2010:

	Shares	Range of Exercise Price	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2009	24,406,170	$0.18-0.75		$0.18	3.0
Expired	-		$
Exercised	(1,502,060)	$0.18
Outstanding June 30, 2010	22,904,110	$0.18-0.75		$0.18	2.5

9.         LEASE COMMITMENT

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement. The lease was scheduled to expire September 30, 2010.  In March 2010 the lease was extended for five years through September 30, 2015.  Future minimum lease payments July 1, 2010 through September 2015 are as follows:

Period	Amount
2010	$122,917
2011	246,946
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,317,733

10.           RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates by reference certain “forward-looking statements” with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this report on Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. These forward-looking statements represent our judgment as of the date of this Form 10-Q. We disclaim, however, any intent or obligation to update our forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2010 and our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2010.

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

We sell our proprietary visualization system, or our 3Di Vision System, under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.  We are currently designing our “Next Generation” 3DHD vision system and anticipate commercial release of the product in the fourth quarter of 2010.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through June 30, 2010, we raised net proceeds of $12.1 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of June 30, 2010, we had cash and cash equivalents of $1,316,372.

Net cash used in operating activities for the six months ended June 30, 2010 was $1,003,427.  Net cash provided by operating activities during the six months ended June 30, 2009 was $167,499. This change in cash flows from operating activities was attributable primarily to net cash consumed by the increases in accounts receivable and inventory, and a decrease in deferred revenue during the six months ended June 30, 2010 compared with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable, accrued expenses, and deferred revenue.

We believe that it is likely that we will need to raise additional capital to execute our business plan and continue our operations for the next twelve months. In January 2010, we entered into the Investment Agreement, with Dutchess Opportunity Fund II, or Dutchess, that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. While we continue to pursue other sources of capital, depending upon the market price of our stock, we anticipate utilizing $2 million to $3 million of the Investment Agreement to fund the development and launch of our “Next Generation” 3DHD system, anticipated 2010 operating losses and working capital needs.  Through July 31, 2010 we have sold a total of 6,913,230 shares under the Investment Agreement for total proceeds of $1,517,355.

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

RESULTS OF OPERATIONS

Three and Six Month Period Ended June 30, 2010 Compared with the Three and Six Month Period Ended June 30, 2009

Sales. We had sales of $2,005,323 for the three months ended June 30, 2010 and $1,632,662 for the three months ended June 30, 2009, representing an increase of 23%.  For the six months ended June 30, 2010, sales increased 24% to $3,920,396 as compared with the same period in the prior year. The increase in sales during 2010 was due to increased sales of our OEM products more than offsetting decreased sales of our Viking branded products.   We have experienced increased demand from OEM customers for our 2DHD cameras.  We believe sales of our Viking branded products, primarily our currently offered 3Di head mounted display system, have decreased due to our announcement of the planned release of our Next Generation 3DHD Visualization System in the fourth quarter of 2010.

Sales to individual customers exceeding 10% or more of sales were to three customers who accounted for 39%, 24% and 21% of sales in the three months ended June 30, 2010 and 32%, 29% and 20% of sales in the six months ended June 30, 2010.  Sales to individual customers exceeding 10% or more of were to three customers who accounted for 34%, 31% and 14% in the three months ended June 30, 2009 and 29%, 26% and 14% of sales in the six months ended June 30, 2009.

Gross Profit. Gross profit increased 24% and 29%, respectively, for the three and six month periods ended June 30, 2010 compared with the same periods in 2009. For the three months ended June 30, 2010, gross profit amounted to $546,854, or 27% of sales compared with $441,854, or 27% of sales, for the same period in 2009.   For the six months ended June 30, 2010, gross profit increased 29% to $1,047,788.

Selling and Marketing Expense. Selling and marketing expenses were $207,266 for the three months ended June 30, 2010 and $295,133 for the three months ended June 30, 2009.  This represents a decrease of $87,867 or 30%.  For the six months ended June 30, 2010, selling and marketing expense decreased $137,334 or 25%.  The decrease for both periods is primarily due to lower bad debt expense and lower depreciation expense related to demonstration equipment that became fully depreciated during 2009.

Research and Development Expense.  We had research and development expenses of $411,624 for the three months ended June 30, 2010 and $138,897 for the three months ended June 30, 2009, representing an increase of $272,727 or 196%.  For the six months ended June 30, 2010 research and development expense increased $326,343 or 112%.  The increase in research and development expense for both periods occurred primarily due to the development costs associated with our next generation 3D visualization system including the hiring of a Vice President of Research and Development in January 2010.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $379,538 for the three months ended June 30, 2010 compared with $394,277 for the three months ended June 30, 2009, representing a decrease of $14,739 or 4%. The decrease during the three months ended June 30, 2010 was primarily due to a decrease in noncash stock option expense related to the value of stock options granted to administrative personnel. For the six months ended June 30, 2010, general and administrative expense increased $1,983.

Other Income and Expenses.  During the six months ended June 30, 2010, other income and expense totaled to income of $760 compared with income of $116,755 for the same period in 2009.  During the six months ended June 30, 2009 we recorded $115,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  No such income was recorded in the first half of 2010.

Operating Loss Before Non-Cash Charges

Management assesses operational performance and improvement by measuring and reporting the Company’s operating loss before noncash charges. Management believes this non-GAAP metric is useful in understanding the Company’s ability to generate cash, before consideration of working capital or capital expenditure needs.

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss, as reported	$(450,850)	$(386,533)	$(746,300)	$(677,045)
Adjustments:
Total other (income)/expense	(724)	80	(760)	(116,755)
Operating loss, as reported	(451,574)	(386,453)	(747,060)	(793,800)
Non-cash stock option expense	98,419	112,257	194,029	230,018
Depreciation and amortization	28,149	80,799	58,666	172,293
Operating loss before non-cash charges	$(325,006)	$(193,397)	$(494,365)	$(391,489)

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

Use of Estimates and Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with GAAP.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2004 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, we had no accruals for interest or penalties related to income tax matters.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives. Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset.

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

Stock Based Compensation. The measurement and recognition of compensation expense for all share-based payment awards to employees and directors is based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010 we sold 6,411,545 shares of common stock to Dutchess Opportunity Fund II, LP under the Investment Agreement as follows:.

		Net
Date	Shares	Proceeds
April, 13, 2010	45,200	$7,383
April 20, 2010	2,019,781	400,044
April 21, 2010	487,256	121,739
April 28, 2010	1,816,817	399,625
May 11, 2010	106,155	23,406
May 13, 2010	412,032	99,925
May 19, 2010	914,753	221,936
June 14, 2010	323,371	73,007
June 23, 2010	178,200	40,914
June 30, 2010	107,980	24,296	(a)
	6,411,545	$1,412,275

(a)	Shares issued June 30, 2010 and proceeds received July 1, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2010, we are not liable with respect to any senior securities.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

CAPITAL STRUCTURE AND OWNERSHIP

Our common stock trades over-the-counter under the symbol VKNG:OB.  At June 30, 2010, we had 53,302,066 shares of common stock outstanding.  As a result of our recapitalization in January 2008 as well as earlier financings, we have issued and outstanding 22,904,110 warrants to purchase one share each of our common stock, predominantly at $0.18 per share.  All of these warrants expire on or before January 3, 2013 unless exercised prior to that time.  We have 8,712,920 employee or director stock options outstanding at a price range between $0.0076 and $30.00, with a weighted average exercise price of $0.38.  We have no notes payable that can convert to common stock or preferred stock outstanding as of June 30, 2010.

A substantial portion of our common stock and warrants issued and outstanding are held by two major shareholders who are currently deemed to be “affiliates” of the Company as that term is defined by the Securities and Exchange Commission (“SEC”).  As such, they are required from time to time to file reports with the SEC regarding changes in their ownership position.  A summary of their ownership positions as of June 30, 2010 is presented below.

William C. Bopp, Chairman of the Board of Viking Systems, is our largest shareholder.  Mr. Bopp acquired his entire common stock holding in connection with our recapitalization in January 2008.  Mr. Bopp currently holds 11,522,727 shares of our common stock, warrants exercisable for $0.18 each for an additional 11,765,792 shares of common stock, and unvested stock options (under our Non-Employee Directors’ Stock Option Plan) to purchase 37,500 shares of common stock at $0.242 per share.  During March 2010, for estate planning purposes, Mr. Bopp gift transferred a total of 2,875,000 shares of our common stock to 23 family members.  These 2,875,000 shares are not included in the totals above and are freely tradable by the respective family members.  Mr. Bopp has indicated that as of June 30, 2010, to the best of his knowledge none of these shares has been sold or transferred by his family members; he also indicated that he does not plan to report to us in the future any information regarding these recently-gifted shares.

Midsummer Investment, Ltd invested in us prior to the January 2008 recapitalization and made an additional investment in connection with our recapitalization.  As a result of those investments, as of December 24, 2009, based on a Schedule 13G filed by Midsummer with the SEC on December 24, 2009, Midsummer holds 8,344,619 shares of our common stock  and warrants to purchase 5,551,034 shares at $0.18 per share.   In November 2009, Midsummer had reported in filings with the SEC that they sold 2,289,417 shares of our common stock.  As further reported in Forms 4 filed by Midsummer with the SEC in December 2009, due to volume limitations on selling restricted securities held by affiliates, Midsummer’s broker was required to repurchase the majority of these shares and restore them to Midsummer’s account.  The repurchased shares are part of the total of 8,344,619 as reported.  As of July 31, 2010, Midsummer has not made any additional filings with the SEC regarding their ownership of our equity securities and we therefore believe they continue to hold the same number of shares and warrants as reported in December 2009.

The common stock and related warrants owned by both Mr. Bopp and Midsummer are not registered for resale with the SEC.  Due to this, combined with each party’s affiliate status, both parties are currently limited in their ability to sell our common stock into the market to 1 percent of the outstanding common stock during any 90 day period.  For example, one percent of the 53,772,055 shares outstanding as of July 31, 2010 would be 537,720 shares per 90 day period.   Mr. Bopp is deemed an affiliate both by his position as Chairman of the Board and by the size of his stock holding.  Midsummer, in our opinion, is an affiliate solely because of the size of its holding.  As of the date of this filing, Midsummer has no current relationship with the Company other than as an arm’s-length investor.

 Mr. Bopp has indicated to us that he continues to have no current intention to sell any of his holding of our common stock.  If Mr. Bopp does sell shares of our common stock while he is an affiliate, he would have to report such sales via filings with the SEC.  We have not been in contact with Midsummer about its intention to trade in our securities, but we note that, based on the number of shares of our common stock issued and outstanding on July 31, 2010, while Midsummer maintains its affiliate status, any sale by Midsummer into the market would be limited to 537,720 shares in each 90 day period and would require SEC reporting.  Such number would increase in direct proportion to any increase in our number of shares of common stock issued and outstanding.  Additionally, if Midsummer were to lose its affiliate status, it would be able to sell without volume limitations.

Through June 30, 2010 we have sold an aggregate of 6,443,241 shares under the Investment Agreement with Dutchess Opportunity Fund II, LP.  It is our understanding that, upon notice from us to sell shares to Dutchess under the Investment Agreement, Dutchess begins selling shares in the open market and does not typically hold the shares purchased from us.  However, the Investment Agreement does not require Dutchess to immediately sell the shares we issue to them.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

3.1
Certificate of Incorporation as Amended of the Registrant dated June 8, 2006 (included as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

3.2
Bylaws of the Registrant (included as Exhibit 3.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

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

10.3
Executive Change of Control Agreement between the Registrant and John Kennedy, dated August 6, 2008 (included as Exhibit 99.2 to the Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4	Executive Change of Control Agreement between the Registrant and Robert Mathews, dated August 6, 2008 (included as Exhibit 99.3 to the Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.5
Lease between the Registrant and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6
First Amendment to Lease between the Registrant and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.7	Recapitalization Agreement between the Registrant and Securityholders, dated December 31, 2007 (included as exhibit 99.1 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8
Securities Purchase Agreement between the Registrant and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9	Executive Employment Agreement between the Registrant and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.10
Amendment to Executive Employment Agreement between the Registrant and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Form 8-K filed February 29, 2008, and incorporated herein by reference).

10.11
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

10.13	Viking Systems, Inc.’s Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.14
Viking Systems, Inc.’s 2008 Non-Employee Directors' Stock Option Plan, dated January 18, 2008 (included as Annex B to the Registrant’s Schedule 14-C Information Statement filed April 10, 2008, and incorporated herein by reference).

10.15	Lease between the Registrant and MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Form 8-K, filed on October 1, 2004.)

10.16
First Amendment to Lease between the Registrant and MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10,18 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2006, filed on March 27, 2007.)

10.17
Second Amendment to Lease between the Registrant and the Baltic Group, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010).

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

Dated: August 5, 2010	VIKING SYSTEMS, INC.

	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)