Form 10-Q
period 2010-09-30
VIKING SYSTEMS INC
filed 2010-11-04
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 58,344,489 shares of common stock, $0.001 par value per share, outstanding as of October 31, 2010.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2010

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements :

	Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	2
	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	4
	Notes to Financial Statements	5-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

Assets	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,128,474	$721,121
Accounts receivable, net	822,797	455,488
Inventories, net	1,705,960	1,537,851
Prepaid expenses and other current assets	332,981	67,103
Total current assets	3,990,212	2,781,563

Property and equipment, net	362,202	31,101
Intangible assets, net	87,500	140,000
Total assets	$4,439,914	$2,952,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,083,721	$919,807
Accrued expenses	921,831	770,136
Deferred revenue	29,548	359,027
Total current liabilities	2,035,100	2,048,970

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized; No shares outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 57,150,588 and 45,356,765 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	57,151	45,356
Additional paid-in capital	30,024,506	27,156,316
Accumulated deficit	(27,676,843)	(26,297,978)
Total stockholders' equity	2,404,814	903,694
Total liabilities and stockholders' equity	$4,439,914	$2,952,664

The accompanying notes are an integral part of the interim financial statements.

 VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales, net	$1,832,502	$1,995,614	$5,752,898	$5,149,504
Cost of sales	1,386,486	1,514,136	4,259,094	3,857,970

Gross profit	446,016	481,478	1,493,804	1,291,534

Operating expenses:
Selling and marketing	219,650	208,984	633,519	760,187
Research and development	467,564	127,582	1,085,969	419,644
General and administrative	391,807	347,975	1,154,381	1,108,566
Total operating expenses	1,079,021	684,541	2,873,869	2,288,397
Operating loss	(633,005)	(203,063)	(1,380,065)	(996,863)

Other income (expense):
Interest income	440	199	1,377	949
Interest expense	-	(2,760)	(177)	(3,815)
License fee	-	-	-	115,000
Other income	-	-	-	2,060
Total other income (expense)	440	(2,561)	1,200	114,194
Net loss	$(632,565)	$(205,624)	$(1,378,865)	$(882,669)

Net loss per share - basic and diluted	$(0.01)	$0.00	$(0.03)	$(0.02)

Weighted average shares - basic and diluted	54,755,310	42,715,110	50,401,515	42,715,110

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,378,865)	$(882,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	89,288	218,030
Stock based compensation expense	299,588	343,179

Changes in operating assets and liabilities:
Accounts receivable	(367,309)	216,094
Inventories	(168,109)	249,147
Prepaid expenses and other current assets	(280,468)	100,181
Accounts payable	163,914	(257,792)
Accrued expenses	151,695	(21,346)
Deferred revenue	(329,479)	123,751
Net cash (used in) provided by operating activities	(1,819,745)	88,575

Cash flows from investing activities:
Purchase of property and equipment	(367,889)	(11,011)
Net cash used in investing activities	(367,889)	(11,011)

Cash flows from financing activities:
Proceeds from warrant exercise	270,370	-
Proceeds from issuance of common stock	2,361,626	-
Stock issuance costs	(37,009)	-
Repayment of capital lease obligations	-	(31,821)
Net cash provided by (used in) financing activities	2,594,987	(31,821)
Net increase in cash and cash equivalents	407,353	45,743

Cash and cash equivalents at beginning of period	721,121	168,767
Cash and cash equivalents at end of period	$1,128,474	$214,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$177	$3,815
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

1.    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2009 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2009, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2009,  which was filed on February 22, 2010 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended September 30, 2010 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

For comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

2.    LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business.  During the nine months ended September 30, 2010 the Company recorded a net loss of $1,378,865 and cash used in operating activities was $1,819,745. For the year ended December 31, 2009, the Company recorded a net loss of $1,074,319.  As of September 30, 2010, the Company had $1,128,474 of cash and cash equivalents and a net working capital balance of $1,955,112.

Management anticipates that additional capital may be needed to execute the Company’s business plan over the next twelve months. As discussed in Note 6, in January 2010, the Company entered into an Investment Agreement that requires the investor to purchase from the Company, with certain exceptions, from time to time, up to $5,000,000 of the Company’s common stock over the course of thirty-six months.  The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. Through October 31, 2010 the Company has sold a total of 10,913,964 shares under the Investment Agreement for total proceeds of $2,823,808 for an average per share price of $0.259.

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

Due to the net losses for the periods ended September 30, 2010 and September 30, 2009, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for the periods presented:

	(unaudited) September 30, 2010	(unaudited) September 30, 2009
Warrants	21,851,020	27,913,631
Stock Options	9,182,920	7,203,940
Total	31,033,940	35,117,571

4.    INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) September 30, 2010	December 31, 2009
Inventories:
Parts and supplies	$1,206,032	$970,662
Work-in-progress	452,077	325,136
Finished goods	353,418	692,068
Valuation allowance	(305,567)	(450,015)
Total	$1,705,960	$1,537,851

5.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) September 30, 2010	December 31, 2009
Employee and director compensation	$472,513	$421,247
Registration delay fees	161,574	161,574
Professional and consulting fees	75,750	87,427
Product development expenses	121,800	-
Other accrued expenses	90,194	99,888
Total	$921,831	$770,136

6.    INVESTMENT AGREEMENT

On January 7, 2010, the Company, entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months subject to certain conditions.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price is 96% of the lowest daily volume weighted average  price (“VWAP”) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company is entitled to put in any one notice shall be any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

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

During the nine months ended September 30, 2010, the Company sold 9,740,063 shares under this Investment Agreement for $2,361,626 for an average per share price of $0.243. Direct incremental costs of $51,599, of which $14,590 were incurred and recorded during 2009, were incurred associated with establishing the Investment Agreement and have been recorded as a reduction to additional paid-in capital. In the aggregate, since the required registration statement was declared effective on February 12, 2010, through October 31, 2010 the Company has sold 10,913,964 shares to Dutchess for total net proceeds of $2,823,808.   As a result, the Company may put up to an additional 4,086,036 shares to Dutchess under the effective registration statement. Depending upon the price per share of any additional transactions under the Investment Agreement, the Company may need to register additional shares if management elects to access the full $5,000,000 committed by Dutchess.

7.    STOCK-BASED COMPENSATION

Common Stock Options

During the quarter ended  March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the nine months ended September 30, 2010, 1,975,000 options were granted under the 2008 Equity Plan and 112,500 options were granted under the Directors’ Plan.   At September 30, 2010, 710,000 shares remain available for grant under the 2008 Equity Plan and 1,116,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in exchange for the award-the requisite service period. The Company determines the grant-date fair value of employee and director share options using the Black-Scholes option-pricing model.   The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three months ended September 30, 2010 and 2009, the Company recorded $105,559 and $113,161 respectively, and during the nine months ended September 30, 2010 and 2009, the Company recorded $299,588 and $343,179 respectively, in non-cash stock-based compensation expense. As of September 30, 2010, there was approximately $681,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.6 years.

During the nine months ended September 30, 2010, 2,087,500 stock options were granted with a weighted average exercise price of $0.27 per share based on the quoted market price on the day of grant. The valuation of stock options granted to employees and directors during the nine months ended September 30, 2010 as determined using the Black-Scholes valuation model was approximately $339,000.  The value of stock options granted to non employees during the nine months ended September 30, 2010 in exchange for services that were valued based on the value of the services to be received was $84,000. The fair value of stock options granted to employees and directors during the nine months ended September 30, 2010 estimated using the Black-Scholes model incorporated the following assumptions: volatility of 223% - 231%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

The following table summarizes the stock option activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2009	7,125,420	$0.41	8.75
Granted	2,087,500	$0.27	8.4
Cancelled or expired	(30,000)	$28.33	-
Options outstanding September 30, 2010	9,182,920	$0.29	8.1

Options exercisable at September 30, 2010	3,502,449	$0.49	7.4

8.    WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the nine months ended September 30, 2010:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2009	24,406,170	$0.18-0.75	$0.18	3.0
Expired	-	-	-	-
Exercised (A)	(2,555,150)	$0.18	-	-
Outstanding September 30, 2010	21,851,020	$0.18-0.75	$0.18	2.3

(A)
The warrants issued in 2008 allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  The Company does not have an effective registration statement covering these shares. During the nine months ended September 30, 2010, the Company issued 551,700 shares of common stock in connection with the cashless exercise of 1,053,090 warrants.

9.    LEASE COMMITMENTS

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on  September 30, 2015.  Future minimum lease payments through September 2015 are as follows:

Period	Amount
2010	$61,459
2011	246,946
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,256,275

10.    RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2010 and our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2010.

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

We sell our proprietary visualization system, or our 3Di Vision System, under the Viking brand directly to hospitals and outpatient surgical centers in the United States and outside the United States through our distributor network.  We substantially completed the development of our “Next Generation” 3DHD vision system during the third quarter of 2010 and released the product in October of 2010.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through September 30, 2010, we raised net proceeds of $13.4 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of September 30, 2010, we had cash and cash equivalents of $1,128,474.

Net cash used in operating activities for the nine months ended September 30, 2010 was $1,819,745.  Net cash provided by operating activities during the nine months ended September 30, 2009 was $88,575. This change in cash flows from operating activities was attributable primarily to an increased net loss, primarily due to increased research and development expense, combined with cash consumed by the increases in accounts receivable and inventory, and a decrease in deferred revenue during the nine months ended September 30, 2010 compared with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable, accrued expenses, and deferred revenue.

During the nine months ended September 30, 2010 cash used in investing activities was $367,889 compared with $11,011 for the first nine months of 2009.  This increase primarily occurred during the third quarter of 2010 and primarily relates to the costs of new product demonstration units and manufacturing test equipment.

We believe we may need to raise additional capital to execute our business plan and continue our operations for the next twelve months. In January 2010, we entered into the Investment Agreement with Dutchess Opportunity Fund II, or Dutchess, that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  In the aggregate, since the required registration statement was declared effective on February 12, 2010, through October 31, 2010 the Company has sold 10,913,964 shares to Dutchess for total net proceeds of $2,823,808.   As a result, the Company may put up to an additional 4,086,036 shares to Dutchess under the effective registration statement. Depending upon the price per share of any additional transactions under the Investment Agreement, the Company may need to register additional shares if management elects to access the full $5,000,000 committed by Dutchess.

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

RESULTS OF OPERATIONS

Three and Nine Month Period Ended September 30, 2010 Compared with the Three and Nine Month Period Ended September 30, 2009

Sales. We had sales of $1,832,502 for the three months ended September 30, 2010 and $1,995,614 for the three months ended September 30, 2009, representing a decrease of 8%.  For the nine months ended September 30, 2010, sales increased 12% to $5,752,898 as compared with the same period in the prior year. As reported last year, sales during the quarter ended September 30, 2009 increased $409,788 as compared with the same period in 2008 due primarily to increased sales volume of  a proprietary visualization system designed for and distributed by one specific customer as they elected to increase inventory levels of such product during the third quarter of 2009.  This customer has not substantially changed its inventory levels of product purchased from us since September 2009.  As a result, while we continue to have ongoing sales to this customer, these stocking sales were not repeated in the three months ended September 30, 2010. Adjusting 2009 for this $.7 million stocking order, sales for the third quarter of 2010 would have increased by 43%.

The increase in sales during the nine months ended September 30, 2010 was due to increased sales volume of our OEM products more than offsetting decreased sales volume of our Viking branded products.   We have experienced increased demand from OEM customers for our 2DHD cameras.  We believe sales of our Viking branded products, primarily our previous generation 3Di head mounted display system have decreased due to our previous announcement and subsequent launch of our Next Generation 3DHD Visualization System in the fourth quarter of 2010.

We have already received  a record number of orders for our 3D products during the fourth quarter of 2010.  Currently we have commitments for the purchase of thirty two (32) 3D vision systems with 20 of those expected to be shipped during the fourth quarter and additional orders expected before yearend.  Of the systems scheduled for delivery in the fourth quarter, nine are to distribution partners for initial 3DHD demonstration systems,  two are new 3DHD systems orders received from other customers and nine relate to our older generation 3Di vision system.  The demonstration systems, which are critical to the sales process and are not intended for resale, are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems.  As part of our distribution strategy we require distributors to demonstrate a financial commitment by purchasing one or more demonstration units, depending upon the size of the distributors’ territory.

Sales to customers representing more than 10% of total sales, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Customer A	39%	20%	34%	24%
Customer B	37%	49%	29%	37%
Customer C	-%	17%	19%	15%
All Others	24%	14%	18%	24%
	$100%	$100%	$100%	$100%

Gross Profit. Gross profit decreased 7% for the three months ended September 30, 2010 compared with the same period in 2009 due to lower sales. For the nine months ended September 30, 2010, gross profit increased 16% to $1,493,804, or 26% of sales compared with $1,291,534, or 25% of sales for the same period in 2009.  The increase in gross margin percentage for the nine months ended September 30, 2010 is primarily due to a higher production volumes resulting in lower per unit manufacturing costs.

Selling and Marketing Expense. Selling and marketing expenses were $219,650 for the three months ended September 30, 2010 and $208,984 for the three months ended September 30, 2009.  This represents an increase of $10,666 or 5%.  For the nine months ended September 30, 2010, selling and marketing expense decreased $126,668 or 17%.  The decrease for the nine months ended September 30 is primarily due to lower bad debt expense and lower depreciation expense related to demonstration equipment that became fully depreciated during 2009.  Compared with the third quarter of 2010, we expect a substantial increase in selling and marketing expenses during the fourth quarter of 2010 related to the launch of our next generation 3DHD visualization system.  These expected increased costs include promotional costs as well as depreciation expense related to new product demonstration units retained by us.

Research and Development Expense.  We had research and development expenses of $467,564 for the three months ended September 30, 2010 and $127,582 for the three months ended September 30, 2009, representing an increase of $339,982 or 266%.  For the nine months ended September 30, research and development expense increased $666,325 or 159% from $419,644 in 2009 to $1,085,969 in 2010.  The increase in research and development expense for both the three and nine month periods occurred primarily due to the development costs associated with our next generation 3DHD visualization system. Compared with the third quarter of 2010, we expect a substantial decrease in research and development expense during the fourth quarter of 2010 as the development costs of our next generation 3DHD visualization system were substantially completed at September 30, 2010.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $391,807 for the three months ended September 30, 2010 compared with $347,975 for the three months ended September 30, 2009, representing an increase of $43,832 or 13%. The increase during the three months ended September 30, 2010 was primarily due to an increase in travel expense and public company related costs. For the nine months ended September 30, 2010, general and administrative expense increased $45,815 or 4% from $1,108,566 in 2009 to $1,154,381 in 2010 for similar reasons as above.

Other Income and Expense.  During the nine months ended September 30, 2010, other income and expense totaled to income of $1,200 compared with income of $114,194 for the same period in 2009.  During the nine months ended September 30, 2009 we recorded $115,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  No such income was recorded during the nine months ended September 30, 2010.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss, as reported	$(632,565)	$(205,624)	$(1,378,865)	$(882,669)
Adjustments:

Total other (income)/expense	(440)	2,561	(1,200)	(114,194)
Operating loss, as reported	(633,005)	(203,063)	(1,380,065)	(996,863)
Non-cash stock option expense	105,559	113,161	299,588	343,179
Depreciation and amortization	30,621	45,737	89,288	218,030
Operating loss before non-cash charges	$(496,825)	$(44,165)	$(991,189)	$(435,654)

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

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to accounts receivable, inventories, income taxes, long lived asset valuation, revenue recognition, and stock-based compensation . Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Financial Statements.

Accounts Receivable. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories

Inventories. Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2004 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010, we had no accruals for interest or penalties related to income tax matters.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to its financial statements.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2010 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Activity under the Investment Agreement with Dutchess Opportunity Fund II, LP from July, 1, 2010 through October 31, 2010 is as follows:

		Net
Settlement Date (A)	Shares sold	Proceeds
July 14, 2010	96,552	$20,201
July 26, 2010	138,801	$27,685
July 26, 2010	234,636	$51,088
August 4, 2010	345,680	$76,804
August 12, 2010	309,110	$77,357
August 13, 2010	591,980	$148,098
August 23, 2010	239,972	$72,517
August 27, 2010	264,074	$77,985
September 7, 2010	170,027	$48,621
September 10, 2010	46,100	$12,372
September 15, 2010	210,671	$82,466
September 23, 2010	148,500	$53,385
September 29, 2010	500,719	$194,665
Total for three months ended September 30, 2010	3,296,822	$943,244
October 5, 2010	838,502	$326,857
October 13, 2010	335,399	$135,326

(A)	Settlement date corresponds to date that we received the net proceeds from Dutchess.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2010, we are not liable with respect to any senior securities.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

CAPITAL STRUCTURE AND OWNERSHIP

Our common stock trades over-the-counter under the symbol VKNG:OB.  At October 31, 2010, we had 58,344,489 shares of common stock outstanding.  As a result of our recapitalization in January 2008 as well as earlier financings, at September 30, 2010 we have outstanding 21,851,020 warrants to purchase one share each of our common stock, predominantly at $0.18 per share.  All of these warrants expire on or before January 3, 2013 unless exercised prior to that time.  We have 9,182,920 stock options outstanding at a price range between $0.0076 and $25.00, with a weighted average exercise price of $0.29.  We have no notes payable that can convert to common stock or preferred stock outstanding as of September 30, 2010.

A substantial portion of our common stock and warrants issued and outstanding are held by two shareholders who are currently deemed to be “affiliates” of the Company as that term is defined by the Securities and Exchange Commission (“SEC”).  As such, they are required from time to time to file reports with the SEC regarding changes in their ownership position.  A summary of their ownership positions as of September 30, 2010 is presented below.

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

Midsummer Investment, Ltd  made substantial investments in  us during 2006 and 2007 and  made an additional investment in connection with our January 2008 recapitalization.  As a result of those investments, as of September 30, 2010, based on Form 4 and Schedule 13G filings made by Midsummer with the SEC, Midsummer holds 7,806,899 shares of our common stock  and warrants to purchase 5,551,034 shares at $0.18 per share.   Midsummer reported on Form 4 filed with the SEC that it had sold 537,720 shares of Viking Systems common stock in September 2010.

The common stock and related warrants owned by both Mr. Bopp and Midsummer are not registered for resale with the SEC.  Due to this, combined with each party’s affiliate status, both parties are currently limited in their ability to sell our common stock into the market to one percent of the outstanding common stock during any 90 day period.  For example, one percent of the 58,344,489 shares outstanding as of  October 31, 2010 would be 583,444 shares per 90 day period.   Mr. Bopp is deemed an affiliate both by his position as Chairman of the Board and by the size of his stock holding.  Mr. Bopp has indicated to us that he continues to have no current intention to sell any of his holding of our common stock.  If Mr. Bopp does sell shares of our common stock while he is an affiliate, he would have to report such sales via filings with the SEC.

Based on the number of shares of our common stock issued and outstanding on October 31, 2010, while Midsummer maintains its affiliate status, any sale by Midsummer into the market would be limited to 583,444 shares in each 90 day period and would require SEC reporting.  Such number would increase in direct proportion to any increase in our number of shares of common stock issued and outstanding.  Midsummer, in our opinion, has been deemed an affiliate solely because of the size of its holding.  As of the date of this filing, Midsummer has no current relationship with the Company other than as an arm’s-length investor.    Based on the number of  shares outstanding at October 31, 2010, Midsummer’s ownership has been reduced to 13.4%.  The rules and regulations surrounding the determination of affiliate status do not provide a specific threshold as to when a party is no longer an affiliate. The Company has been advised that precedent exists for owners with as much as  approximately 12% ownership to not be deemed an affiliate depending on other facts and circumstances . If Midsummer were no longer to be deemed an affiliate, it would be able to sell its holdings in Viking Systems without volume limitations.

Through October 31, 2010 we have sold an aggregate of 10,913,964 shares under the Investment Agreement with Dutchess Opportunity Fund II, LP.  It is our understanding that, upon notice from us to sell shares to Dutchess under the Investment Agreement, Dutchess begins selling shares in the open market and does not typically hold the shares purchased from us.  However, the Investment Agreement does not require Dutchess to immediately sell the shares we issue to them.

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

10.15	Lease between the Registrant and MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Form 8-K, filed on October 1, 2004 and incorporated herein by reference.)

10.16
First Amendment to Lease between the Registrant and MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10,18 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2006, filed on March 27, 2007 and incorporated herein by reference.)

10.17
Second Amendment to Lease between the Registrant and the Baltic Group, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010 filed on May 5, 2010 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2010	VIKING SYSTEMS, INC.

	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)