Form 10-K/A
period 2009-12-31
VIKING SYSTEMS INC
filed 2010-12-07
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
$0.001 Par Value Common Stock

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

The number of outstanding shares of the registrant’s common stock on January 31, 2010 was 45,356,756.

Table of Contents	Page

Explanatory Note	2

Exhibits	3

Signatures	5

Explanatory Note

This Amendment (“Amendment”) on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Original Filing”) as filed on February 22, 2010, in response to communications received from the Securities and Exchange Commission (the “Commission”).  We are filing this Amendment as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the Commission subsequent to the Original Filing.

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

23.1
Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (included as Exhibit 23.1 to the Form 10-K filed February 22, 2010, and incorporated herein by reference).

31.1	Certifications of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certifications of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1
Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Form 10-K for the period ended December 31, 2009,  filed February 22, 2010 and incorporated herein by reference).

32.2
Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Form 10-K for the period ended December 31, 2009, filed February 22, 2010 and incorporated herein by reference).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: December 7, 2010	By: /s/ John Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 7, 2010	By: /s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Kennedy	Director, President and Chief Executive Officer	December 7, 2010

/s/ Robert Mathews	Executive Vice President and Chief Financial Officer	December 7, 2010

/s/ William C. Bopp	Chairman of the Board of Directors	December 7, 2010

/s/ William Tumber	Director	December 7, 2010