Form 10-Q/A
period 2010-03-31
VIKING SYSTEMS INC
filed 2010-12-07
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

The registrant had 50,554,815 shares of common stock, $0.001 par value per share, outstanding as of April 30, 2010.

Table of Contents	Page

Explanatory Note	2

Exhibits	3

Signatures	4

Explanatory Note

This Amendment (“Amendment”) on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“Original Filing”) as filed on May 5, 2010, in response to communications received from the Securities and Exchange Commission (the “Commission”).  We are filing this Amendment as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the Commission subsequent to the Original Filing.

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

10.14
Second Amendment to Lease between the Company and the Baltic Group, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 5, 2010 and incorporated herein by reference).

31.1	Certifications of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certifications of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 5, 2010 and incorporated herein by reference).

32.2
Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 5, 2010 and incorporated herein by reference).

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2010	VIKING SYSTEMS, INC.

	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)