Form 10-Q/A
period 2010-06-30
VIKING SYSTEMS INC
filed 2010-12-07
CIK 1065754

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

Explanatory Note

This Amendment (“Amendment”) on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (“Original Filing”) as filed on August 5, 2010, in response to communications received from the Securities and Exchange Commission (the “Commission”).  We are filing this Amendment as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2.

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

32.1
Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 5, 2010 and incorporated herein by reference).

32.2
Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 5, 2010 and incorporated herein by reference).

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