Form 10-K
period 2010-12-31
VIKING SYSTEMS INC
filed 2011-02-24
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant on June 30, 2010 was approximately $7,990,898 (based on a total of 33,434,718 shares of the registrant’s common stock held by non-affiliates on June 30, 2010, at the closing price of $0.239 per share). Shares of voting stock held by each officer and director have been excluded because such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2011 was 58,806,434.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

General

We are a leading worldwide developer, manufacturer and marketer of visualization solutions for complex, minimally-invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally-invasive surgical procedures, which reduce patient trauma and recovery time.

We sell the most recent version of our proprietary visualization system, called our 3DHD Vision System, under the Viking brand inside and outside the United States through our distributor network.   Our 3DHD System is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons for complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.  We released our 3DHD Vision System in the fourth quarter of 2010 and shipped 15 systems in December 2010. These shipments included eleven distributor 3DHD demonstration systems and four 3DHD customer systems.

We also manufacture two dimensional, or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer, or ODM, programs and Original Equipment Manufacturer, or OEM, programs.

Our proprietary technology and know-how center on our core technical competencies in optics, digital imaging, sensors, and image management. Our focus is to deliver advanced visualization solutions to surgical teams, enhancing their capability and performance in complex minimally invasive surgical procedures.

As of December 31, 2010, we believe that more than 100 of our proprietary 3Di visualization systems and a handful of our 3DHD Vision Systems were in service worldwide.  Moreover, we have sold more than 2,000 2D digital cameras to ODM/OEM partners, including Boston Scientific Corporation and Medtronic, Inc. Our ODM products are jointly designed with our partners to meet their exact specifications for their particular market.

PRODUCT AND TECHNOLOGY OVERVIEW

Our two primary product lines are the 3DHD Vision Systems sold through our distributor network inside and outside of the United States and our line of 2D digital cameras and components sold to our ODM/OEM partners.

Viking 3DHD Vision System

We believe that the Viking 3DHD Vision System provides the most advanced laparoscopic vision system on the market today, offering surgeons a variety of 3D endoscopes to choose from to suit their particular needs. We believe that by offering different three dimensional optical lens systems that all minimally invasive surgical procedures and surgeons can have the solution that meets their particular demanding visualization needs without compromise.  When these proprietary endoscopes are coupled to our “state of the art” 3DHD camera system, the user views a live 3DHD image on a passive 3DHD display which also allows any other individual in the operating room the ability to see the image by wearing a pair of lightweight passive glasses. A completely passive viewing system means elimination of the user’s fatigue which is often associated with active (shuttered glasses) displays. The system is simple to use with virtually no learning curve since it was designed to integrate seamlessly into operating rooms that are currently equipped with older 2D systems. The system enables all minimally invasive laparoscopic procedures to be performed in 3D, providing the surgeons with accurate depth perception that allows for even the most complex surgical maneuvers to be performed confidently by providing the surgeon with an accurate three dimensional view of the anatomy.  The system can also deliver a high definition 2D image for those rare instances when a surgeon prefers 2D.

There are five key components to the Viking 3DHD Vision System:

Endoscopes:  We offer 6 different laparoscopes for the surgeon to choose from to meet his or her particular needs, including:

●	two styles of dual channel 3D scopes which provide similar stereo effect to that of surgical robotic systems on the market today;
●	two styles of single channel 3D scopes that allow surgeons to rotate the laparoscopes a complete 360 degrees while the view of the surgical field remains upright; and
●
two styles of 2 dimensional scopes for rare procedures that don’t necessarily require a three dimensional view of the surgical field. This assures a complete surgical vision solution in a single system for the operating room staff and hospital administration.

3DHD Camera heads: Three different high definition camera heads are available to match up with the three styles of endoscopes. All the camera heads are lightweight and compact with simple user friendly interfaces for mating the scopes to the camera heads.

3DHD Control Unit: The heart of the system is the high definition universal camera control unit which recognizes which of the camera heads is plugged in and optimizes settings to simplify the setup so the surgeon can focus on what is important:  the patient and the procedure. The camera can also be customized to meet individual surgeon’s requirements through an easy to understand user interface.

3DHD Light Source: The system is equipped with a 300 watt Xenon light source which provides high intensity light equivalent to natural sunlight assuring the most precise possible color rendition of tissue which is critical to surgeons for accurate diagnosis and intervention in laparoscopic procedures.

3DHD Display: Our 3DHD Vision System offers the highest quality 3DHD medical grade display. The display is a completely passive system with a circular micropolarizer film layer which, when viewed through light weight polarized eyewear, provides the viewer with an incredible 3DHD view of the surgical field.

Visualization Solutions for OEM Customers

We also supply 2D digital cameras and components for several procedure-specific medical device manufacturers such as Medtronic, Boston Scientific, B. Braun Medical, Inc., and Richard Wolf Medical Instruments Corporation. As the procedural business of our customers continues to shift to minimally invasive techniques, we intend to introduce new products, services and capabilities to respond to this important business segment. We are committed to the growth of our OEM business and believe our engineering capabilities and advanced technologies make us an ideal partner of choice for companies operating in this sector.

Under the right circumstance, we would consider supplying our 3DHD Vision System on an OEM basis. We have had several preliminary discussions with companies in this regard.

We had three individual customers that accounted for at least 10% of our revenues in the year ended December 31, 2010.

Customers accounting for at least 10% of our revenues	Year Ended December 31,
	2010	2009
Customer A	31%	21%
Customer B	24%	32%
Customer C	15%	20%
Customer D	n/a	12%
Total sales to customers representing more than 10% of sales	70%	85%

BUSINESS AND MARKET OPPORTUNITY

We Offer FDA-Cleared, Advanced and Affordable 3D Surgical Visualization Technology.

We believe our technology is at the forefront of advanced 3D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons seek tools and techniques that make procedures faster, easier and/or safer. We believe that there are currently no comparable, FDA-cleared, 3D visualization systems on the market at our price points.

There are Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

Our 3DHD Vision System provides the surgical team significant clinical and workflow benefits not currently available from 2D visualization systems. Our solution provides the benefits of natural 3D vision by providing depth perception cues and a sense of spatial relativity. The image is not a computer model or digital rendering; it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the 3D system provides a field of view that is more immersive than traditional two dimensional views.

The Practical Benefits of our 3DHD Vision System Expand Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3D visualization technology provide us with attractive market opportunities. The 3DHD Vision System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. It expands the market for procedures available for use by these systems. Moreover, in addition to our current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

●	Functional endoscopic sinus surgery;
●	Cardiothoracic surgery;
●	Neuro endoscopy;
●	Pediatric endoscopy; and
●	Minimally invasive spine surgery.

Our ODM/OEM Business Provides Recurring Revenues

Historically, our ODM/OEM business has provided us with a recurring source of revenue and has been a source of growth over the last several years. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Boston Scientific, Medtronic and Biomet, Inc. We have sold over two thousand 2D digital cameras along with accessories and unique visualization solutions to our ODM/OEM partners, and in 2010 and 2009 ODM/OEM sales accounted for approximately $6,481,000 and $5,547,000 in revenue, respectively.

OUR PRIMARY MARKET

We believe the primary market for our products is complex, minimally invasive surgery that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe that the key growth drivers in minimally invasive surgery include the following:

●	Improved patient outcomes;
●	Economic benefits associated with shorter hospital stays;
●	Proactive and informed patients will continue to seek out minimally invasive surgeries;
●	Patients will make restorative health care choices to maintain a healthy lifestyle; and
●	With improved technologies, especially articulating instruments and downsized instruments, more procedures will continue to be adapted to minimally invasive surgery techniques.

We believe that the clinical benefits and broad potential application of 3D visualization technology provide us with an attractive, potentially high growth market. The 3DHD Vision System combines the visual benefits with the opportunity for the patient to experience rapid recovery normally associated with minimally invasive techniques. The technology itself is believed to be a driver of expanding procedural applications.

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF OUR 3DHD SYSTEM

Although competition exists for aspects of our visualization product line, we believe that no other single company offers a complete and independent 3D visualization and information solution specifically directed at complex minimally invasive procedures. In addition, we are not aware of any other true stand alone 3D systems that have been cleared for marketing in surgical applications by the FDA.

We believe the current worldwide market for surgical vision systems is $2 billion per year and comprises approximately 30,000 systems annually.  Prices of 2D vision systems range from $20,000 to $80,000.   Over the last few years, the market has expanded by shifting most of the annual placements to higher priced high definition vision systems.  We believe that recent 3D technology announcements and developments in the consumer non-medical market will accelerate adoption of high definition 3D vision systems in the medical market.

The number of minimally invasive surgical procedures performed each year continues to grow.  Additionally, trends aimed at improving minimally invasive surgical procedures are resulting in demand for tools and technologies that allow surgeons to reduce the size and number of entry points utilized to perform procedures.  We believe that providing surgeons with natural depth perception through a high definition 3D vision system is an essential element in improving minimally invasive surgical procedures.  These advancements in surgical procedures are aimed at improving the quality of patient care and patient outcomes.

A separate high end segment of the visualization technology market is fully immersive 3D-vision-enabled robotics (for example, Intuitive Surgical Inc.’s proprietary da Vinci System) which generally sells for up to $1,500,000 per system and requires disposables that cost the hospital an estimated $1,500 to $3,000 per procedure.  We do not compete in this segment. Although the robotic technologies provided by companies such as Intuitive Surgical incorporate 3D vision capabilities into their systems, our products are not in direct competition with these products. Rather, our strategy is to offer standalone 3D vision capability at a substantially lower price. Depending on configuration, our 3DHD Vision System is priced at approximately $100,000 to end customers.

Our 3DHD solution provides a higher level of technical sophistication than 2D for minimally invasive surgery procedures, without the high cost and technical complexity of a robotic solution. Due to improvements in technology combined with the trends in 3D adoption in the consumer market, we believe that the adoption rate of 3D vision systems in the medical market will greatly accelerate now that our 3DHD vision system has been released.   Contributing to such expected increase in adoption is the fact that our 3DHD Vision System has a lower cost and selling price than our predecessor 3Di system and therefore is more competitively priced in relation to existing 2D high definition systems.  We believe a 5% penetration of worldwide vision system unit placements, or approximately 1,400 systems per year, could result in sales for our 3D technology in excess of $100 million annually. Currently, Karl Storz GmbH, Stryker Corporation, Olympus, Inc., Conmed Corporation, Richard Wolf  and Smith & Nephew PLC are key suppliers of 2D vision systems to the medical market.

OEM MARKET DEVELOPMENT

We anticipate the trend of converting open surgical procedures to minimally invasive techniques will continue to grow for the foreseeable future. The common element of minimally invasive techniques is that the surgeon must rely on a means other than direct visualization to operate effectively. We believe we are uniquely positioned to provide a broad range of direct visualization solutions to the OEM marketplace. We believe we will be able to leverage our long-standing customer relationships and build our customer list by adding stable, brand name companies as well as emerging companies developing novel techniques to this list further enabling the conversion of open surgery to minimally invasive techniques with many types of visualization solutions.

SALES AND MARKETING

Our global sales and marketing effort is designed to drive adoption and to develop a premium Viking branded image for our products. We focus on a multi-tiered sales initiative, developing the market segments of interest and building relationships with key opinion leaders and academic centers.

In the United States, we primarily sell through distributors who have been granted rights to sell the 3DHD Vision System in particular geographic areas.  Where we do not have distributor coverage in the United States, we sell our product directly through our Westborough, Massachusetts location under the direction of a long-service senior sales executive and support staff.  This group develops customer contacts, demonstrates equipment and follows up on completed sales transactions to assure customer satisfaction.  These efforts are supported by technical resources from our Westborough, MA headquarters and manufacturing facility.   With the recent commercial release of our 3DHD Vision System we plan to continue to increase our distribution capability in the United States by indentifying additional distribution partners for those geographic regions within the country where we do not have independent coverage.

Outside the United States, we have agreements in place with distributors to distribute our 3DHD Vision System in portions of Europe, Asia, the Middle East, Mexico and South America.  These sales are supported by a senior sales executive based in the United States and our personnel in Westborough, Massachusetts.

Our marketing strategy includes exposure through trade shows, encouraging clinical studies and publications, and working with prominent academic healthcare institutions on new product development opportunities. Our marketing objective is to create premium brand recognition for our products, which we believe will support growth of our 3D system placements.

With our predecessor 3Di system, we experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the adoption drivers are compelling for a number of reasons, including the following:

●
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3D depth perception to more safely and precisely navigate the anatomy of a patient;

●	Urological surgeons are influential in purchasing decisions;
●	The 3DHD System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
●	Procedures in urology are well defined and we believe we can address the visualization requirements for most urological procedures.

OPERATIONS

Our operations are located in Westborough, Massachusetts. Our President and Chief Executive Officer oversees a staff of 23 full-time employees and several consultants. These personnel staff our manufacturing, product development, quality assurance, regulatory affairs, marketing, technical and sales support and administrative functions.

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixtures, test equipment and hand tools. We outsource all fabrication operations. There is currently floor space capacity to build and ship planned OEM shipments, as well as to build a substantial number of 3DHD systems per year. We believe additional skilled labor and facility space is readily available in the local market as production volume increases.

We utilize sole source technology from Matsushita Panasonic, Toshiba, Sony and Henke-Sass Wolf. We maintain good relationships with all of these suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that we are able to make the necessary final orders and/or design modifications to support the replacement technology.

All development projects are performed in compliance with FDA guidelines and the Medical Device Directive, the regulatory requirements of the European Union for medical devices. Our policies and procedures have been audited and found to be compliant by the regulatory agencies for both the United States and Europe. All products have been tested and approved to safety standards established by the International Electrotechnical Commission and by Intertek ETL, a nationally recognized testing laboratory in the United States.

Our Westborough facility is FDA registered and ISO 13485 certified.

PRODUCT DEVELOPMENT

Our product development priorities include supporting the development phase of new OEM customer programs, supporting the clinical expansion process, upgrading and enhancing our core platform products, and developing new products to expand our product line. We are dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3D.  During 2010 and 2009, we incurred $1,398,067 and $578,861, respectively in research and development expenses.  We did not receive any customer reimbursement of our research and development expenses.

The following initiatives are most important to our product development roadmap:

“Viking” Brand Product Development:

We continue to evaluate technologies and refine the pathway for future generations of our system.  While we improve visualization, we intend also to explore providing a complete advanced minimally invasive surgical solution rather than a visualization only system.

OEM Product Development

For the OEM market, we have continued to develop improved 2D high definition products to enhance image quality..

In the fourth quarter of 2009, we completed development work of a 3DHD visualization system for a robotic surgical company under a development contract that provided us approximately $800,000 of total revenue beginning in late 2007 and ending in 2009. It was both parties’ stated intentions in the development agreement that this development agreement would lead to a multi-year supply agreement whereby we manufacture and supply products to the other party. The development agreement has ended.  The other party has not informed us of any decision to deploy, or not to deploy, the completed visualization system and no discussions regarding a manufacturing contract have occurred.  Due to the passage of time since completion of the development contract, it does not appear likely that we will be awarded a manufacturing contract for the developed visualization system.

We believe that the opportunity exists for us to supply 3D vision systems to other surgical robotic and/or device companies interested in visualization for use with robotic systems and for use with advanced hand held articulating surgical instruments.  We have had discussions with several such companies and are evaluating opportunities to broaden the market for our 3DHD visualization system.

INTELLECTUAL PROPERTY

Our technology base was built through internal research and development and by license and acquisition. We hold fourteen issued patents two design patent applications and three provisional patent applications outstanding. We also hold non-exclusive license rights to four U.S. patents and four international patents.

On August 5, 2008, we licensed our patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement.  The license agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of our then held patents in the medical robotics field, as defined in the license agreement.  We maintained the right to sell non-stereoscopic products and our then current stereoscopic products that utilize the licensed patents in the medical robotics field.  We received $1 million for the license.  Our currently marketed 3DHD Visualization System does not incorporate any of the patents licensed to Intuitive Surgical, Inc.

QUALITY ASSURANCE AND REGULATORY AFFAIRS

All of the medical devices that we develop are regulated by the FDA in the United States. The nature of the FDA requirements applicable to medical devices depends on their classification by the FDA. Our current products are classified as Class II medical devices. A device classified as a Class II device usually requires, at a minimum, FDA 510(k) clearance. Our 3DHD System was cleared to be marketed in the United States via 510(k) number K101810 dated August 30, 2010 and has obtained the CE mark of the European Union.

Our regulatory function is managed internally and supported by a regulatory affairs consultant with over 15 years of experience in the medical device industry. The consultant also acts as our management representative as required by the Medical Device Directive. Additionally, we have two full-time employees performing quality control functions. To comply with quality requirements, we also rely on our suppliers’ quality systems and ISO registrations as well as historical data to support our material acceptance.

We use the following criteria to prioritize and guide the decision making process in our quality organization:

●	Patient and user safety;

●	Compliance with all applicable U.S. and international standards for medical device manufacture;

●	Highest quality product based on the product specification; and

●	On-time delivery.

Our Westborough, MA facility was the subject of a routine surveillance audit by the FDA in August 2009. No adverse findings were noted. To ensure our compliance with ISO standards, “Notified Body” inspections of our facility occur annually.  Our last Notified Body review was in June 2010 and resulted in a recommendation that we maintain our certification.

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

Device Approval

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application.  If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device is substantially equivalent to a predicate device.  The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence.  The FDA requires a rigorous demonstration of substantial equivalence.

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

Employees

As of February 1, 2011, we have 24 full time employees.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

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

Risks Related to Our Business

We require financing and if such financing is not available on acceptable terms it could have a material adverse effect on our business and financial condition.

In January 2010, we entered into an equity line of credit with Dutchess Opportunity Fund II, LP  that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the related investment agreement (“Investment Agreement”). During 2010, we sold 10,970,068 shares under the Investment Agreement for total proceeds of $2,842,172.  We believe that it is likely that we will need to continue to access our equity line or seek additional financing in order to fund our operations and carry out our business plan for the next twelve months. The overall weakness of the economy and increased financial instability of many borrowers continues to be reflected in an overall tightness of capital availability.  Many lending and investing institutions that had traditionally been sources of capital have experienced a significant lack of liquidity. These conditions may adversely impact our ability to raise capital.   Other than our equity line, we do not have any arrangements with any bank or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

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

The tight credit markets may adversely affect our future results of operations.

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions. As a result of current economic conditions, potential customers may elect to defer purchases of capital equipment items, such as the products that we manufacture and supply. Additionally, the credit markets and the financial services industry is only beginning to recover from a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations and thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all. These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

We will likely face significant competition which could adversely affect our revenues, results of operations and financial condition.

The market for medical products and services is highly competitive as new offerings and technologies are becoming available regularly. Many of our competitors are substantially larger than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Eventually, competition may also drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any. We cannot guarantee that we will compete successfully against our potential competitors.

We depend upon our chief executive offices and other key personnel.

Our performance depends substantially on the performance of our Chief Executive Officer, Mr. John “Jed” Kennedy, and other key personnel.  Our future success will depend to a large extent on retaining our employees and our ability to attract, train, retain and motivate sufficient qualified employees to fill vacancies created by attrition or expansion of our operations.  The loss of the services of our Chief Executive Officer or any other key personnel could have a material adverse effect on our business, revenues, and results of operations or financial condition.

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

We had sales to three customers that accounted for at least 10% of our revenues in the year ended December 31, 2010. The customers accounted for 31%, 24% and 15% of our revenues, respectively. Sales to individual customers exceeding 10% of revenues in the year ended December 31, 2009 were to four customers who accounted for 32%, 21%, 20% and 12% of revenues.  No other customer accounted for more than 10% of our revenues during those periods. Although success of our 3DHD Vision System may mitigate this factor, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

Healthcare policy changes, including recently passed healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put an increased emphasis on the delivery of more cost-effective treatments. Our strategic initiatives include measures to address this trend; however, there can be no assurance that any of our strategic measures will successfully address this trend.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a United States headquartered company with significant sales in the United States, this healthcare reform legislation has and will continue to materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on United States sales of Class I, II and III medical devices beginning in 2013. United States net sales represented 31 percent of our worldwide net sales in 2010 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

The level of payments for the surgical procedures in which our products are involved, either by Medicare or private insurance companies, may have a significant impact on future operating results.  We could be adversely affected by changes in payment policies of government or private health care payers, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used.  It is a continuing trend in United States health care for such payments to be under continual scrutiny and downward pressure.  We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

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

By engaging in the medical devices business, we face an inherent business risk of exposure to product liability claims in the event of the use of our products results in personal injury or death.  Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We need to maintain adequate product liability insurance coverage.  If we are able to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from liabilities we might incur in connection with the development, manufacture and sale of our products. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

Risks Related to Our Equity Line

The resale of the shares of common stock remaining under the terms of and which may be issued under our existing equity line could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

We originally registered the resale of 15,000,000 shares of common stock in connection with our equity line. As of January 31, 2011, we had 4,029,932 shares remaining and we may issue up to that number of additional shares to the investor pursuant to the equity line.  The sale of these shares into the public market by the investor could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

Existing stockholders could experience dilution upon the issuance of common stock pursuant to the equity line.

Our equity line contemplates our issuance of shares of our common stock, subject to certain restrictions and obligations.  If the terms and conditions of the equity line are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell the remaining 4,029,932 shares of our common stock to the investor, our existing stockholders’ ownership will be diluted by such sales.  Consequently, the value of your investment may decrease.

The equity line investor will pay less than the then-prevailing market price for our common stock under the equity line.

The common stock to be issued pursuant to the equity line will be purchased at a 4% discount to the lowest daily volume weighted average price, VWAP, of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to the counterparty, subject to certain exceptions.  The counterparty has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the investor sells the shares, the price of our common stock could decrease.

We may not be able to access sufficient funds under the equity line when needed.

Our ability to put shares and obtain funds under the equity line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to the investor at any one time, which is determined in part by the trading volume of our common stock, and a limitation on the investor’s obligation to purchase if such purchase would result in them beneficially owning more than 4.99% of our common stock. Accordingly, the equity line may not be available to satisfy all of our funding needs. Through December 31, 2010, we have sold an aggregate of 10,970,068 shares under the Investment Agreement with Dutchess Opportunity Fund II, LP.  It is our understanding that, upon notice from us to sell shares to Dutchess under the Investment Agreement, Dutchess begins selling shares in the open market and does not typically hold the shares purchased from us.  However, the Investment Agreement does not require Dutchess to immediately sell the shares we issue to them.

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

Our current directors and officers hold a significant amount of our common stock and they may be able to control our Company indefinitely.

Our officers and directors hold a significant amount of common stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of January 31, 2011, our directors and executive officers as a group beneficially own approximately 9,522,727 shares or  16.2% of our outstanding common stock, and assuming that their warrants and options (exercisable as of 60 days from January 31, 2010) were exercised, may beneficially own approximately 24,153,769 shares or  33.0% of our outstanding common stock.  Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

ITEM 2. PROPERTIES

We lease an 18,210 square foot facility in Westborough, Massachusetts.  This facility houses our corporate headquarters, manufacturing, and research and development.  The lease expires on September 30, 2015.  Under this lease we are committed to make payments totaling approximately $1,194,816 for the 57 months from January 1, 2011 through September 30, 2015. Depending upon our rate of growth, we believe that we may need to obtain additional operating space prior to the end of the lease.  We believe that we will be able to obtain additional space prior to the lease expiration and that upon expiration that we will be able to renew, extend or obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “VKNG.OB.”   The following table sets forth the high and low  closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2009:

First Quarter	$0.200	$0.060
Second Quarter	$0.060	$0.015
Third Quarter	$0.020	$0.003
Fourth Quarter	$1.050	$0.003

Fiscal Year Ended December 31, 2010:

First Quarter	$0.290	$0.140
Second Quarter	$0.285	$0.158
Third Quarter	$0.462	$0.210
Fourth Quarter	$0.485	$0.270

Fiscal Year Ending December 31, 2011:

First Quarter (through Feb. 15)	$0.285	$0.240

Shares Issued in Unregistered Transactions

Activity under the Investment Agreement with Dutchess Opportunity Fund II, LP from October 1, 2010 through December 31, 2010 is as follows:

		Net
Settlement Date (a)	Shares sold	Proceeds

October 5, 2010	838,502	$326,857
October 13, 2010	335,399	$135,326
November 5, 2010	41,433	$13,598
November 30, 2010	14,671	$4,766
Total for the quarter	1,230,005	$480,547

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

Holders

As of December 31, 2010, there were approximately 116 stockholders of record of our common stock.

Dividends

We did not pay any dividends during the year ended December 31, 2010.

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Information with respect to shares of our common stock that may be issued under our equity compensation plans is set forth in Item 12 of this Annual Report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

We sell the most recent version of our proprietary visualization system, called our 3DHD Vision System, under the Viking brand inside and outside the United States through our distributor network.   Our 3DHD System is an advanced three dimensional, or 3D, vision system used by surgeons for complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.  We released our 3DHD Vision System in the fourth quarter of 2010 and started shipments in December 2010.

We also manufacture two dimensional, or 2D, digital cameras that are sold to third-party companies who sell to end users through their Original Design Manufacturer, or ODM, programs and Original Equipment Manufacturer, or OEM, programs. Our technology and know-how center on our core technical competencies in optics, digital imaging, sensors, and image management. Our focus is to deliver advanced visualization solutions to surgical teams, enhancing their capability and performance in complex minimally invasive surgical procedures.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2010, we raised net proceeds of $13.9 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of December 31, 2010, we had cash and cash equivalents of $950,285.

Net cash used in operating activities for the year ended December 31, 2010 was $2,443,268.  Net cash provided by operating activities during the year ended December 31, 2009 was $609,776. This change in cash flows from operating activities was attributable primarily to an increased net loss, primarily due to increased research and development expense, combined with cash consumed by the increases in accounts receivable, inventory and other assets, and a decrease in deferred revenue during the year ended December 31, 2010 compared with net cash generation during 2009 from the combined changes in inventory, accounts receivable, accounts payable, accrued expenses, and deferred revenue.

During the year ended December 31, 2010, cash used in investing activities was $403,102 compared with $11,011 for 2009.  The increase occurred primarily during the third quarter of 2010 and related mostly to the costs of new product demonstration units and manufacturing test equipment.

Net cash provided by financing activities was $3,075,534 during the year ended December 31, 2010 compared with net cash used in financing activities of $46,411 during the year ended December 31, 2009. The net cash provided by financing activities in 2010 primarily resulted from the sale of common stock under the Investment Agreement with Dutchess resulting in proceeds of $2,842,173.  Additionally, proceeds from the exercise of warrants totaled $270,370 in 2010.  We had no such financing activities in 2009.

We believe that we may need to raise additional capital to execute our business plan and expand our operations. In January 2010, we entered into the Investment Agreement with Dutchess Opportunity Fund II, or Dutchess, whereby Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  In the aggregate, since the required registration statement was declared effective on February 12, 2010, through January 31, 2011 we have sold 10,970,068 shares to Dutchess for total net proceeds of $2,842,173.   As a result, as of January 31, 2011, we may put up to an additional 4,029,932 shares to Dutchess under the effective registration statement. Depending upon the price per share of any additional transactions under the Investment Agreement, the Company may need to register additional shares if management elects to access the full $5,000,000 committed by Dutchess.

Other than the Investment Agreement, we do not have any arrangements with any banks, financial institutions or investors to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. If we are not able to draw on the Investment Agreement, or we fail to secure other financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

Results of Operations

Sales. We had sales of $8,041,048 for the year ended December 31, 2010 and $7,218,994 for the year ended December 31, 2009, representing an increase of approximately 11%.  The increase in sales during 2010 was due to increased sales volume of our OEM products, primarily of high definition 2D cameras.  Within our OEM product sales, we experienced a decrease in sales volume of a proprietary visualization system designed for and distributed by, one specific customer as they elected to increase inventory levels of such product during the third quarter of 2009.

Sales of our Viking branded products decreased $112,051 during 2010 from $1,672,193 in 2009 to $1,560,142 for 2010.  This decrease was primarily due to one large sale in the fourth quarter of 2009 for our previous generation 3Di systems in the amount of $897,400, which was not repeated in 2010.  Additionally, sales of the previous generation 3Di vision systems were adversely impacted throughout 2010 due to our impending launch of our new 3DHD Vision System in October 2010.

Gross Profit. For the year ended December 31, 2010, gross profit was $1,588,060 or 20% of sales compared with gross profit of $1,877,077 or 26% of sales for 2009.  Gross profit as a percentage of sales was adversely impacted partially due to $228,000 of inventory related write-downs related to reserves taken on remaining inventory for our previous generation 3Di vision system in the fourth quarter of 2010.  Sales of this product line  are expected to cease due to the introduction of our 3DHD Vision System.  Also contributing to the lower gross margin was the lower margins realized on our Viking branded product sales.  This was due to an unusually high gross margin on a large order in the fourth quarter of 2009 compared with much lower gross margins on initial sales of distributor demonstration systems of our new 3DHD Vision System in the fourth quarter of 2010. The demonstration systems are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems.  Our distribution strategy requires distributors to demonstrate a financial commitment by purchasing one or more demonstration systems, depending upon, among other considerations, the size of the distributor’s territory.

Selling and Marketing Expense. Selling and marketing expenses were $1,103,528 for the year ended December 31, 2010 and $985,012 for 2009.  This represents an increase of $118,516 or 12%.  This increase is primarily due to increased promotional costs related to the new 3DHD Visualization System partially offset by lower bad debt expense and decreased depreciation expense.

Research and Development Expense.  We had research and development expenses of $1,398,067 for the year ended December 31, 2010 and $578,861 for 2009, representing an increase of $819,206 or 142%.  The increase in research and development expense during 2010 compared with 2009 occurred primarily due to the development costs associated with our next generation 3DHD visualization system.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $1,525,498 for the year ended December 31, 2010 compared with $1,644,723 for 2009, representing a decrease of $119,225 or 7%. Non cash stock option expense included in general and administrative expense decreased $238,172 from $445,502 in 2009 to $207,330 in 2010.  In the fourth quarter of 2009, William Bopp, Chairman and then Chief Executive Officer surrendered all 2,100,000 of his outstanding stock options.  In connection with the surrender of these stock options, we recognized the remaining non-cash stock option compensation of $169,495 related to these stock options during the fourth quarter of 2009.  We had no such transaction and related expense during 2010. An increase in travel expenses and public company related costs partially offset the decrease in noncash stock option charges in 2010.

Other Income and Expense.  During the year ended December 31, 2010, other income and expense totaled to income of $1,952 compared with income of $257,200 for 2009.  During 2009, we recorded $125,000 of license fee income related to the granting of a license to use one of our patents in the nonmedical markets.  During 2009, we also recorded a $133,073 gain on the settlement of a liability recorded in previous period. No such income was recorded during 2010.

Operating Loss Before Non-Cash Charges

Management assesses operational performance and improvement by measuring and reporting our operating loss before noncash charges. Management believes this non-GAAP metric is useful in understanding our ability to generate cash, before consideration of working capital or capital expenditure needs.

A reconciliation of net loss in accordance with generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Year Ended December 31
	2010	2009
Net loss, as reported	$(2,437,081)	$(1,074,319)
Adjustments:
Total other (income)/expense	(1,952)	(257,200)
Operating loss, as reported	(2,439,033)	(1,331,519)
Non-cash stock option expense	412,147	592,350
Depreciation and, amortization	159,220	257,834
Operating loss before non-cash charges	$(1,867,666)	$(481,335)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

We have obligations pertaining to the operating lease for our Westborough, MA facility through September 30, 2015. Future minimum lease payments through September 2015 are as follows:

Period	Amount
2011	$246,946
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,194,816

We have a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use the licensed intellectual property. As of December 31, 2010 and 2009, we had accrued royalties related to this agreement of $37,300 and $36,300 respectively. During 2009 and 2010, we did not pay any royalties under this agreement.

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

Inventory. Inventories are stated at the lower of cost or market. Cost is determined using standard cost which approximates the weighted average method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2007 and December 31, 2006 remain open to examination by U.S. federal and state tax authorities, respectively. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, we had no accruals for interest or penalties related to income tax matters.

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

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable,  collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The significant terms of the Company’s sales arrangements typically include upfront payments or credit terms not to exceed 60 days depending upon the creditworthiness of the customer.  The arrangements do not include right of return or price concessions and the Company’s post shipment obligations typically are limited to standard warranty for product defects.

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

Recent Accounting Pronouncements

See Note 16 of Notes to Financial Statements in Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on the financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
February 24, 2011

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2010 and 2009

Assets
	2010	2009
Current assets:
Cash and cash equivalents	$950,285	$721,121
Accounts receivable, net	1,008,042	455,488
Inventories, net	1,619,094	1,537,851
Prepaid expenses and other current assets	184,842	67,103
Total current assets	3,762,263	2,781,563

Property and equipment, net	365,302	31,101
Intangible assets, net	70,000	140,000
Total assets	$4,197,565	$2,952,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,408,109	$919,807
Accrued expenses	794,633	770,136
Deferred revenue	55,119	359,027
Total current liabilities	2,257,861	2,048,970

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, 25,000,000 shares authorized; No shares outstanding at December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 58,806,434 and 45,356,765 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	58,806	45,356
Additional paid-in capital	30,615,957	27,156,316
Accumulated deficit	(28,735,059)	(26,297,978)
Total stockholders' equity	1,939,704	903,694
Total liabilities and stockholders' equity	$4,197,565	$2,952,664

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

Sales	$8,041,048	$7,218,994
Cost of sales	6,452,988	5,341,917

Gross profit	1,588,060	1,877,077

Operating expenses:
Selling and marketing	1,103,528	985,012
Research and development	1,398,067	578,861
General and administrative	1,525,498	1,644,723
Total operating expenses	4,027,093	3,208,596

Operating loss	(2,439,033)	(1,331,519)

Other income (expense):
Interest income	2,129	1,193
Interest expense	(177)	(4,125)
License fee	-	125,000
Gain on settlement of liability	-	133,073
Other income	-	2,059
Total other income	1,952	257,200

Net loss applicable to common shareholders	$(2,437,081)	$(1,074,319)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding - basic and diluted	52,437,504	43,000,963

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	42,715,110	$42,715	$26,566,607	$(25,223,659)	$1,385,663

Stock-based compensation	-	-	592,350	-	592,350
Issuance of common stock in connection with cashless exercise of warrants	2,641,655	2,641	(2,641)	-	-
Net loss	-	-	-	(1,074,319)	(1,074,319)

Balance December 31, 2009	45,356,765	$45,356	$27,156,316	$(26,297,978)	$903,694

Stock-based compensation	-	-	412,147	-	412,147
Proceeds from sale of common stock, net of stock issuance costs	10,970,068	10,970	2,779,603	-	2,790,573
Proceeds from exercise of common stock warrants	1,502,060	1,502	268,869	-	270,371
Issuance of common stock in connection with cashless exercise of warrants	977,541	978	(978)	-	-
Net loss	-	-	-	(2,437,081)	(2,437,081)

Balance December 31, 2010	58,806,434	$58,806	$30,615,957	$(28,735,059)	$1,939,704

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(2,437,081)	$(1,074,319)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,220	257,834
Stock-based compensation expense	412,147	592,350
Gain on settlement of liability	-	(133,073)
Change in operating assets and liabilities:
Accounts receivable	(552,554)	381,741
Inventories	(101,562)	582,598
Prepaids and other assets	(132,329)	98,535
Accounts payable	488,302	(379,580)
Accrued expenses	24,497	(24,083)
Deferred revenue	(303,908)	307,773
Net cash provided by (used in) operating activities	(2,443,268)	609,776

Cash flows from investing activities:
Purchases of property and equipment	(403,102)	(11,011)
Net cash used in investing activities	(403,102)	(11,011)

Cash flows from financing activities:
Proceeds from warrant exercise	270,371	-
Net proceeds from issuance of common stock	2,842,173	-
Payments for stock issuance costs	(37,010)	(14,590)
Payments on capital leases	-	(31,821)
Net cash provided by (used in) financing activities	3,075,534	(46,411)

Net increase in cash and cash equivalents	229,164	552,354

Cash and cash equivalents at beginning of year	721,121	168,767

Cash and cash equivalents at end of year	$950,285	$721,121

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$177	$3,815
Income taxes	$1,256	$2,824

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Continued

Non-cash, investing and financing activities:

During the year ended December 31, 2010, the Company:

•	Issued 977,541 shares of common stock in connection with the cashless exercise of 2,015,979 warrants.

 During the year ended December 31, 2009, the Company:

•	Issued 2,641,655 shares of common stock in connection with the cashless exercise of 3,508,360 warrants.

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1.	Organization and Basis of Presentation

Organization and Business
Viking Systems, Inc., (“Viking” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking discontinued its operations.  During 2004, Viking purchased the assets of the visualization technology business of Vista Medical Technologies Inc. (“Vista”), a Delaware Corporation, involved in the development, manufacture, and sale of visualization devices for the medical market. The assets acquired from Vista formed the new business direction of Viking in 2004 and are integral to the current ongoing business. Effective July 25, 2006, the Company changed its domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Its Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws that the Company had as a Nevada Corporation.

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

2.	Liquidity Matters

The Company has incurred net losses and negative cash flows from operations. Based upon its current projection of future orders, management believes that its current cash position and available financing provide sufficient resources and operating flexibility through at least the next twelve months.

However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations is not sufficient, additional sources of financing will be required in order to maintain the Company’s current operations. Whereas management believes it will have access to other financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
Viking considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Financial Instruments
The Company’s financial instruments as of December 31, 2010 and 2009 consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Concentration Risk
Financial instruments which potentially subject Viking to concentration of credit risk consist primarily of accounts receivable, cash and cash equivalents. In the normal course of business, Viking provides credit terms to its customers. Accordingly, Viking performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.  Viking had accounts receivable due from two customers representing greater than 10% of total accounts receivable at December 31, 2010 amounting to $339,120 and $106,000. Viking had accounts receivable due from two customers representing greater than 10% of total accounts receivable at December 31, 2009 amounting to $124,000, and $259,000.

Viking maintains its cash and cash equivalents in deposit accounts some of which may at times be uninsured or may exceed the current Federal Deposit Insurance Corporation insurance limits.  Viking has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2010 and December 31, 2009, allowance for doubtful accounts receivable of $0 and $171,576, respectively were considered necessary.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the standard cost which approximates the weighted average method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. Viking reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

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

Revenue Recognition
The Company’s revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain.  The significant terms of the Company’s sales arrangements typically include upfront payments or credit terms not to exceed 60 days depending upon the credit worthiness of the customer.  The arrangements do not include right of return or price concessions and the Company’s post shipment obligations typically are limited to standard warranty for product defects.

For the sale of products and services as part of a multiple-element arrangement,  the Company allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Shipping and Handling Costs
Shipping and handling costs are classified as selling and marketing expenses.  For the years ended December 31, 2010 and 2009, shipping and handling expense was $38,363 and $21,819, respectively.

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

Loss Per Common and Common Share
Equivalent
The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the year ended December 31, 2010 and 2009, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for each respective year.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	Years Ended December 31,
	2010	2009

Warrants	20,888,131	24,406,170
Stock Options	9,182,920	7,125,420
Total	30,071,051	31,531,590

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

4.	Inventories

Inventories consist of the following at December 31:

	2010	2009
Inventories:
Parts and supplies	$1,362,960	$970,662
Work-in-progress	381,475	325,136
Finished goods	313,981	692,068
Valuation reserve	(439,322)	(450,015)

	$1,619,094	$1,537,851

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009

Equipment	$1,228,114	$831,215
Furniture and fixtures	133,026	133,026
	1,361,140	964,241
Less accumulated depreciation	(995,838)	(933,140)

	$365,302	$31,101

Depreciation expense was $89,220 and $187,834 for the years ended December 31, 2010 and 2009, respectively.    During 2010 and 2009 demonstration equipment with net book values of $14,822 and $15,685, respectively, was reclassified from property and equipment to inventory and subsequently sold.

6.	Intangible Assets

Intangible assets consist of the following at December 31:

	2010	2009

Patents and other assets	$350,000	$350,000
Less accumulated amortization	(280,000)	(210,000)

	$70,000	$140,000

In November 2006, as part of a Technology Transfer and Settlement Agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

These assets are being amortized over five years using the straight line method.  Amortization expense amounted to $70,000 for both 2010 and 2009.  The estimated amortization expense for the future years is $70,000 for 2011.

During 2009, the Company licensed one of its patents to a third party through December 2009.  The license is for use outside the medical products field.  The third party had previously licensed this patent through December 2006.  The license fee of $125,000 is included in other income for the year ended December 31, 2009.

7.	Accrued expenses

Accrued expenses consist of the following at December 31:

	2010	2009
Employee and director compensation	$427,753	$421,247
Registration delay fees	161,574	161,574
Professional and consulting fees	88,000	87,427
Other accrued expenses	117,306	99,888
	$794,633	$770,136

8.	Deferred Revenue

As of December 31, 2010 and 2009, the Company had deferred revenue of $55,119 and $359,027, respectively, which consisted of sales for which all elements of the agreements were not completed and for service plan agreements that are deferred until the service period has occurred.

9.	Income Taxes

The components of the 2010 and 2009 provision for federal and state income tax benefit (expense) are summarized below:

	2010	2009
Current
Federal	$-	$-
State	(2,200)	(2,800)

Deferred
Federal	-	-
State	-	-
	$(2,200)	$(2,800)

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2010	2009

Expected income tax benefit at statutory rate	$938,800	$429,800
Meals and entertainment	(5,100)	(3,000)
Minimum state taxes	(1,500)	(1,800)
Non deductible stock options	(153,000)	(216,000)
Return to provision difference	20,000	35,000
Change in valuation allowance (1)	(801,400)	(246,800)

	$(2,200)	$(2,800)

(1)	The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the change in the valuation allowance.

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2010	2009

Basis difference in fixed assets	$126,000	$131,000
Accrued liabilities	117,000	112,000
Stock options	357,000	345,000
Inventory reserve	176,000	180,000
Bad debt reserve	-	69,000
Intangible asset basis difference	68,000	49,000
Less valuation allowance	(844,000)	(886,000)
	$-	$-

In July 2006, the FASB issued guidance relating to uncertain tax positions which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the   applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted this guidance on income taxes at the beginning of fiscal year 2007.  Upon adoption, the Company had no unrecognized tax benefits, and there were no material changes during the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company had not yet completed its analysis of the deferred tax assets for its net operating losses of approximately $21 million and research and development credits of approximately $381,000 generated through 2010.   The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred.  In order to make this determination, the Company will need to complete a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been performed, the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters during the years ended December 31, 2010 and 2009.

The Company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that all or a portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $844,000 as of December 31, 2010 due to the uncertainty of the future realization of the deferred tax asset.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

10.	Operating Leases

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015. Future minimum lease payments through September 2015 are as follows:

Period	Amount
2011	$246,946
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,194,816

For the years ended December 31, 2010 and December 31, 2009  rent expense was $246,000 and $245,835, respectively.

11.	INVESTMENT AGREEMENT

On January 7, 2010, the Company, entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months subject to certain conditions.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price is 96% of the lowest daily volume weighted average  price (“VWAP”) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company is entitled to put in on any one notice shall be any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

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

During the year ended December 31, 2010, the Company sold 10,970,068 shares under this Investment Agreement for $2,842,173 for an average per share price of $0.293. As a result, the Company may put up to an additional 4,029,932 shares to Dutchess under the effective registration statement. Depending upon the price per share of any additional transactions under the Investment Agreement, the Company may need to register additional shares if management elects to access the full $5,000,000 committed by Dutchess. Direct incremental costs of $51,600, of which $14,590 were incurred and recorded during 2009, were incurred in connection with establishing the Investment Agreement and have been recorded as a reduction to additional paid-in capital.

12.	Stock-Based Compensation

Common Stock Options
During the quarter ended  March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2010, 1,975,000 options were granted under the 2008 Equity Plan and 112,500 options were granted under the Directors’ Plan.   At December 31, 2010, 710,000 shares remain available for grant under the 2008 Equity Plan and 1,116,500 shares remain available under the Directors’ Plan.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

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

During the year ended December 31, 2010 and 2009, the Company recorded $412,147 and $592,350 respectively, in non-cash stock-based compensation expense. As of December 31, 2010, there was approximately $569,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.4 years.

During the year ended December 31, 2010, 2,087,500 stock options were granted with a weighted average exercise price of $0.27 per share based on the quoted market price on the day of grant. The valuation of stock options granted to employees and directors as determined using the Black-Scholes valuation model was approximately $339,000.  The value of stock options granted to non employees during 2010 in exchange for services that were valued based on the value of the services to be received was $84,000. The fair value of stock options granted to employees and directors during 2010 estimated using the Black-Scholes model incorporated the following assumptions: volatility of 223% - 231%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option.

During the year ended December 2009, William Bopp, Chairman and then Chief Executive Officer surrendered all 2,100,000 of his outstanding stock options.  In connection with the surrender of these stock options the Company recognized the remaining non-cash stock option compensation of $169,495 related to these stock options.

A summary of stock option activity for the years ended December 31, 2009 and 2010 is as follows:

	Shares	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2008	6,354,440	0.58	-	9.11
Granted	2,950,000	0.011
Cancelled and expired	(79,020)	0.16
Surrendered	(2,100,000)	0.33
Options outstanding December 31, 2009	7,125,420	0.41		8.75
Granted	2,087,500	0.27		8.1
Cancelled or expired	(30,000)	28.33
Options outstanding December 31, 2010	9,182,920	0.29		7.8
Options exercisable December 31, 2010	4,267,512	$0.42	$-	7.45

A summary of non-vested stock option activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2010	4,643,284	$0.14
Granted	2,087,500	0.27
Vested	(1,815,376)	0.18
Exercised	-
Non-vested options at December 31, 2010	4,915,408	$0.18

Those options exercisable at December 31, 2010 range in price from $0.01 to $25.00.  The weighted average grant date fair value for options granted for during 2010 and 2009 amounted to $0.27 and $0.011, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

13.	Stock Warrants

The following table summarizes warrants to purchase common stock outstanding for the years ended December 31,2009 and 2010:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2008	27,985,919			4.0

Expired	(71,389)	$0.35
Exercised (A)	(3,508,360)	$0.18
Outstanding December 31, 2009	24,406,170	$0.18-$0.75	$0.18	3.0

Expired	-
Exercised (A)	(3,518,039)	$0.18
Outstanding at December 31, 2010	20,888,131	$0.18-$0.75	$0.18	2.0

(A)
Warrants issued in 2008 allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  The Company does not have an effective registration statement covering these shares. During 2009, the Company issued 2,641,655 shares of common stock in connection with the cashless exercise of 3,508,360 warrants. During 2010, the Company issued 977,541 shares of common stock in connection with the cashless exercise of 2,015,979 warrants.

14.	Major Customers Suppliers, Segment and Related Information

We had three individual customers that accounted for at least 10% of our revenues in the year ended December 31, 2010.
Sales were as follows:

Customers accounting for at least 10% of our revenues	Year Ended December 31,
	2010	2009
Customer A	31%	21%
Customer B	24%	32%
Customer C	15%	20%
Customer D	n/a	12%
Total sales to customers representing more than 10% of sales	70%	85%

Suppliers

The Company utilizes components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier.  The Company maintains a good relationship with our sole source suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so that we are able to make the necessary final orders and/or design modifications to support the replacement technology.  However, if shortages of critical components occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products sold and customer markets. The Company’s Chief Executive Officer reviews financial information on our visualization products on a consolidated basis. The Company is in the business of designing manufacturing and selling visualization systems for the medical market for use in minimally invasive surgical procedures. Substantially all of the Company’s revenues are derived from sales of visualization systems and related services.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended December 31,	2010	2009
Revenues
United States	$2,490,878	$3,280,585
Germany (A)	4,376,488	3,553,213
Other	1,173,683	385,196
Total Revenues	$8,041,048	$7,218,994

(A)
The Company’s OEM products are sold to companies who resell the products in various geographic regions.  Although several of the Company’s OEM customers are Germany based companies, much of that product is resold into other countries.

15.	Commitments and Contingencies

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

In conjunction with the conversion of $4,750,000 of convertible notes into common stock in 2006, Viking agreed to file a registration statement covering the shares of common stock issued upon such conversion and covering the warrants originally issued with those notes. Such shares and warrants were not registered. Effective June 2006, Viking offered to pay to note holders, who elect to receive it, a registration delay fee of one percent per month of their initial principal balance. At December 31, 2007, the Company had accrued $434,214 related to this matter. Effective February 15, 2008, the Securities and Exchange Commission made revisions to its rules regarding the trading of restricted securities. Additionally, certain holders of the convertible notes did not respond to the Company’s 2006 proposal to pay a delay fee related to this proposed filing.  The Company has reversed amounts accrued related to parties that did not respond to the 2006 proposal and ceased accruing further delay fees effective February 15, 2008.  At December 31, 2010 and 2009, the Company has accrued $161,574 related to this matter.

Viking has also entered into a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of sales that use their intellectual property. As of December 31, 2010 and 2009, Viking had accrued royalties related to this agreement of approximately $37,000 and $36,000, respectively. During 2010 and 2009, Viking did not pay any royalties under this agreement.

16.	Recent Accounting Pronouncements

Adopted Accounting Pronouncements

New Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of February 15, 2011, the current directors and executive officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

John “Jed” Kennedy	53	President, Chief Executive Officer and Director
William C. Bopp	67	Chairman of the Board of Directors
William Tumber	76	Director; Chairman of the Audit Committee and Chairman of the Compensation Committee
Robert Mathews	47	Executive Vice President and Chief Financial Officer

We believe that our Board should be composed of individuals with sophistication and experience in the many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: experience in the medical products industry, accounting and finance, capital markets, engineering, strategic planning, innovation, human resources and development practices, and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each named Executive Officer and Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director and officer is as follows:

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

William C. Bopp
Effective January 3, 2010, Mr. William C. Bopp resigned as Chief Executive Officer of Viking Systems, Inc.  He had served in that position since January 2008.  Mr. Bopp remains Chairman of the Board of Directors and has served as Chairman since October 11, 2007.  Prior to joining Viking, Mr. Bopp was a private investor. Previously, he served as Senior Vice President and Chief Financial Officer at Alaris Medical Systems, Inc., a developer, manufacturer and marketer of infusion devices and related disposable products. Mr. Bopp joined Alaris in March 1999 as Vice President and Chief Financial Officer. He was elected to the position of Senior Vice President and Chief Financial Officer in November 1999. Alaris was acquired for approximately $2.0 billion by Cardinal Health, Inc. in July 2004, and Mr. Bopp assisted for an additional year with the integration of Alaris into Cardinal Health before retiring in 2005. Mr. Bopp was formerly Executive Vice President and Chief Financial Officer of C.R. Bard, Inc. Since 1980, he held positions of increasing responsibility with Bard, currently a $2.0 billion developer, manufacturer and marketer of health care products. From 1995 through 1998, he also served as a member of the board of directors of Bard and a member of the Board’s Finance Committee. Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and completed his MBA in Finance from the Harvard Business School.

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

Robert Mathews
Mr. Mathews joined our Company as Executive Vice President and Chief Financial Officer in June 2007.  Prior to joining our Company, he was Senior Vice President and Chief Financial Officer at Cardinal Health’s Clinical Technologies and Services (CTS) segment, where he was responsible for the global finance function across all of CTS businesses from 2004 to 2005. Before joining Cardinal Health, Mr. Mathews was with Alaris Medical Systems from 1996 to 2004, where he served as Vice President of Finance, Chief Accounting Officer, and an executive committee member. Mr. Mathews began his career at Price Waterhouse Coopers, where he worked from 1987 to 1996.  Mr. Mathews earned his Bachelor of Science degree from San Diego State University where he majored in business administration with an emphasis in accounting.

Biographies and Qualifications of Our Directors. The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of Viking are as follows:

Name	Biography	Qualifications
John “Jed” Kennedy
Mr. Kennedy has served as our President and Chief Executive Officer since January 4, 2010. From October 2007 until January 2010, he served as our President and Chief Operating Officer, as well as a member of our Board.

Mr. Kennedy received his B.S. in Manufacturing Engineering from Boston University in 1979.

•  Viking’s President and Chief Executive Officer

•   Depth of manufacturing, operating, finance, research and development, commercial, and senior management experience in the industry, both at Viking and prior to Viking, including as:

•    Our former Chief Operating Officer; former President of the Vision Systems Group at Viking.

•    Executive Vice President and Chief Operating Officer, Vice President/General Manager of Westborough Operations, Vice President of Research and Development at Vista Medical Technologies, Inc.

•    Positions of increasing responsibilities in Manufacturing, Quality Engineering, and Product Development, including Director of Research and Development, at Smith & Nephew Endoscopy.

Positions of increasing responsibilities in engineering at Honeywell’s Electro-Optics and Avionics divisions.

William C. Bopp
From January 2008 to January 3, 2010, Mr. Bopp served as our Chief Executive Officer. He has served as Chairman of our Board since October 11, 2007, and continues to remain in the position. From 1995 to 1998, Mr. Bopp served on the Board of Directors for C.R. Bard, Inc.

Mr. Bopp is a graduate of Harvard College in Cambridge, MA, and received his MBA in Finance from the Harvard Business School.

•     Depth of manufacturing, operating, finance, commercial, and senior management experience in the industry, both at Viking and prior to Viking, including as:

•     Our former Chief Executive Officer

•     Senior Vice President and Chief Financial Officer, Vice President and Chief Financial Officer at Alaris Medical Systems, Inc.

•     Executive Vice President and Chief Financial Officer at C.R. Bard, Inc.

•     Depth of experience serving on Boards  of Directors (and certain of their key standing committees)  of public companies in the medical device industry, including with C.R. Bard, Inc

William Tumber
Mr. Tumber was appointed to our Board in February 2008. From 2000 to 2004, he served on the Board of Directors of Alaris Medical Systems, Inc.

Mr. Tumber received his B.A. in history and government from St. Lawrence University.

•   Depth of manufacturing, operating, finance, commercial, and senior management experience in the industry, including as:

•       Vice President of Human Resources, Vice President of Manufacturing, Corporate Group Vice President for all surgical businesses at C.R. Bard, Inc.

•       Position of increasing responsibility, including Plant Manager for General Electric.

•       Depth of experience serving on Boards of Directors of public companies in the medical device industry, including with Alaris Medical Systems, Inc.

Director Independence
We utilize the NASDAQ independence rules for determining which of our directors are independent. The Board has determined that its one independent director, Mr. Tumber, is independent pursuant to NASDAQ Rule 4200(15). Currently, Mr. Tumber is the sole member of both the Audit Committee and the Compensation Committee.

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

Code of Ethics

We previously adopted a code of ethics that applies to all officers, directors and employees of Viking, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002.  A copy of our Code of Ethics may be viewed on our website at www.vikingsystems.com and can be obtained free of charge by contacting our office, c/o Viking Systems, Inc., 134 Flanders Road, Westborough, MA, 01581.

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

Committees of the Board of Directors

Our Board of Directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below:

Audit Committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. Mr. William Tumber is the current Chairman and sole member of the Audit Committee. He is an independent member of our Board of Directors.

The Board of Directors has made a determination that Mr. Tumber, Chairman of the Audit Committee, qualifies as an audit committee financial expert by meeting the criteria set forth in Item 407(d)(5) of Regulation S-K. We have determined that Mr. Tumber is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Tumber has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. He also has over 30 years of experience analyzing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. He has an understanding of internal controls over financial reporting and an understanding of audit committee functions. Mr. Tumber earned his B.A. in history and government from St. Lawrence University.

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

Board Leadership Structure

We currently have separate individuals serving as Chairman of the Board of Directors and our principal executive officer. Mr. Bopp has served as Chairman of the Board since October 2007 and also held the position of Chief Executive Officer from January 2008 until January 2010.  Mr. Kennedy has served as our Chief Executive Officer since January 2010. While the Board believes the separation of these positions has served our company well, and intends to maintain this separation where appropriate and practicable, the Board does not believe that in a company our size it is appropriate to prohibit one person from serving as both Chairman and Chief Executive Officer.

Risk Oversight Management

The Board of Directors takes an active role, as a whole and at the committee level, in overseeing management of our company’s risks. Our management keeps the Board of Directors apprised of significant risks facing the company and the approach being taken to understand, manage and mitigate such risks. Specifically, strategic risks are overseen by the full Board of Directors; financial risks are overseen by the Audit Committee; risks relating to compensation plans and arrangements are overseen by the Compensation Committee of the Board of Directors; risks associated with director independence and potential conflicts of interest are overseen by the full Board of Directors. Additional review or reporting on enterprise risks is conducted as needed or as requested by the full Board of Directors or the appropriate committee.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the board of directors. Stockholders may contact our Chief Executive Officer, John “Jed” Kennedy, at jkennedy@vikingsystems.com.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock (collectively, the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based upon reports provided to us by our officers and directors, we believe that, during the year ended December 31, 2010, Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of our other most highly compensated executive officers who were serving as executive officers at December 31, 2010 as well as our most highly compensated non executive officer. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended December 31, 2010 and December 31, 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (4)	All Other Compensation	Total ($)

William C. Bopp, Chairman and former Chief Executive Officer (1)	2010	0	0	0	0	0
	2009	1	0	7,695	0	7,696

John “Jed” Kennedy, President, Chief	2010	260,000	0	0	0	260,000
Executive Officer and Director (2)	2009	240,000	0	21,622	0	261,622

Robert Mathews, Executive VP and	2010	210,000	0	57,260	0	267,260
Chief Financial Officer	2009	210,000	0	0	0	210,000

Yuri Kazakevich, VP of Research and Development (3)	2010	163,347	0	93,306	0	256,653

(1)
Mr. Bopp was appointed Chairman of the Board of Drectors on October 11, 2007.  He was appointed to serve as our Chief Executive Officer on January 4, 2008 and served as our Chief Executive Officer until January 3, 2010.   Effective November 2, 2008, Mr. Bopp agreed to reduce his annual salary to $1. He received $7,695 in option awards for his service as Chairman of our Board.

(2)
Mr. Kennedy has served as a Director since October 11, 2007.  He was appointed to serve as our President and Chief Operating Officer on October 12, 2007.  Prior to his appointment as President and Chief Operating Officer, Mr. Kennedy served as the President of our Vision Systems Group.  During 2008, Mr. Kennedy’s annual salary was increased to $240,000, retroactive to his promotion date of October 12, 2007.  Effective January 4, 2010, Mr. Kennedy was appointed by our Board as President and Chief Executive Officer and his annual salary was increased to $260,000.

(3)	Mr. Kazakevich was hired as our Vice President of Research and Development effective January 25, 2010 at an annual salary of $180,000.
(4)
The amount reported represents the grant date fair value of stock options granted during the year and does not represent an amount paid to or realized by the named executive. There is no certainty that the named executives will realize any value from these stock options, and to the extent they do, the amounts realized may have no correlation to the amounts reported above. The grant date fair value of the stock options was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining values of our equity awards.

Employment Agreements with Our Named Executive Officers

On January 4, 2008, we entered into an employment agreement with our then Chief Executive Officer, William C. Bopp.  Under the terms of Mr. Bopp’s employment agreement, as amended, he received annual compensation of $1, along with benefits comparable to those provided to our other executives.  Mr. Bopp was granted a stock option under our 2008 Equity Incentive Plan which has  a term of ten years and may be exercised to acquire 2,100,00 shares of our common stock. Mr. Bopp surrendered all 2,100,000 of his outstanding stock options in October 2009. Mr. Bopp resigned as Chief Executive Officer on January 3, 2010.

On August 6, 2008, we entered into change of control agreements with John “Jed” Kennedy, our then President and Chief Operating Officer, and Robert Mathews, our Executive Vice President and Chief  Financial Officer.  The agreements, which are substantially the same, provide each officer with certain separation benefits in the event of a change of control of our Company. Under each agreement, if at any time during the two year period following a change of control, as defined in the agreement, the officer is terminated other than for cause or if the agreement is terminated by the officer for good reason, as defined in the agreement, the officer will receive separation pay equal to one year’s base salary and bonus, and other health and welfare benefits for 18 months.

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2010

Name	# of Securities Underlying Unexercised Options (# exercisable)	# of Securities Underlying Unexercised Options (# unexercisable) (2)	Option Exercise Price ($)	Option Expiration Date

William C. Bopp, Chairman and former Chief Executive Officer (1)	0	0	0	n/a

John “Jed” Kennedy, President, Chief Executive Officer and Director	656,250	1,443,750	0.0076	10/16/2019
	262,500	437,500	0.015	7/01/2019
	750,000	250,000	0.33	2/26/2018

Robert Mathews, Executive VP and Chief Financial Officer	1,000,000	0	0.33	2/26/2018
	0	250,000	0.27	1/04/2020

(1) Mr. Bopp surrendered all 2,100,000 of his outstanding stock options in October 2009.
(2) Remaining unvested stock options vest at the rate of 6.25% of the total grant at the end of each calendar quarter.

Director Compensation

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2010.  Directors who are also employees are included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2010

Name	Fees Earned or Paid in Cash	Option Awards(3)	Total
William C. Bopp (1)	$21,500	$7,695	$29,195
William Tumber (2)	$31,000	$13,248	$44,248
______________
(1)
Mr. Bopp was appointed Chairman of the Board of Directors on October 11, 2007.  He was appointed to serve as our Chief Executive Officer on January 4, 2008 and served as our Chief Executive Officer until January 3, 2010.

(2)	William Tumber has served as a director of our Company since February 27, 2008.
(3)
The amount reported represents the grant date fair value of stock options granted during the year and does not represent an amount paid to or realized by the director. There is no certainty that the directors will realize any value from these stock options, and to the extent they do, the amounts realized may have no correlation to the amounts reported above. The grant date fair value of the stock options was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12 of the Notes to our Financial Statements contained elsewhere in this Form 10-K for a discussion of all assumptions made by us in determining values of our equity awards

Narrative to Director Compensation

Non Employee Directors’ Cash Compensation

Effective February 2008, our Board of Directors approved the following cash compensation structure: $1,500 quarterly retainers, $3,000 for attendance at each board meeting, $1,000 for telephonic attendance at board meetings and $500 for each committee meeting attended.  Additionally, the Audit Committee and Compensation Committee chairperson will receive quarterly fees of $1,500 and $1,000, respectively.

Effective October 1, 2008, our outside directors agreed to suspend cash compensation through March 31, 2009 at which time the retainers and fees were reinstated.  Effective October 1, 2010, our Board of Directors approved a quarterly fee for the Chairman of the Board of $2,500.

Non Employee Directors’ Stock Option Awards

Under the 2008 Non-Employee Directors’ Stock Option Plan that was adopted by our Board of Directors on January 3, 2008 and subsequently approved by our shareholders, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the directors’ plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment. In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each year commencing in 2009.  Provided, however; that if a person who is first elected as a non-employee director after the effective date of the directors’ plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant shall be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non- employee director. The options will vest 100% on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates. Options granted under the Directors’ plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of ten years.  112,500 options and 150,000 options were granted to directors during 2010 and 2009, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables sets forth certain information as of December 31, 2010, as to shares of our common stock beneficially owned by: (1) each of our named executive officers listed in the summary compensation table, (2) each of our directors, (3) all of our directors and executive officers as a group, and (4) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 31, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholder Known by Us to Own Over 5% of Our Common Stock

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Shares Beneficially Owned*
Midsummer Investment Ltd. (1) c/o Midsummer Capital, LLC 295 Madison Ave, 38th Floor New York, NY 10017	7,806,899 (2)	13.2%

* On December 31, 2010, we had 58,806,434 shares of common stock outstanding.

(1) We relied on an Amendment No. 3 to a Schedule 13G filed with the SEC on February 8, 2011 by Midsummer Investment Ltd for this information.  Midsummer Investment beneficially owns 7,806,899 shares of common stock as of the date of its filing. Midsummer Investment holds common stock purchase warrants previously purchased and originally exercisable into 5,551,034 shares of common stock, in the aggregate.  However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Midsummer Investment has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Midsummer Investment does not exceed 4.99% of the total outstanding shares of common stock.  Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by any of Midsummer Investment or Midsummer Capital is less than 4.99% of the total outstanding shares of common stock.  Midsummer Investment Ltd. has sole voting power for the 7,806,899 shares of common stock.  Midsummer Capital is the investment advisor to Midsummer Investment. By virtue of such relationship, Midsummer Capital may be deemed to have dispositive power over the shares owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Joshua Thomas have delegated authority from the members of Midsummer Capital with respect to the shares of common stock owned by Midsummer Investment. Messrs. Amsalem and Thomas may be deemed to share dispositive power over the shares of common stock held by Midsummer Investment. Messrs. Amsalem and Thomas disclaim beneficial ownership of such shares of common stock, and neither person has any legal right to maintain such delegated authority.

(2) Per a Form-4 filing filed with the SEC in January 2011, Midsummer sold 583,444 shares of Viking Systems common stock reducing its total common stock ownership in Viking Systems to 7,223,455 at January 31, 2011 or 12.3% of the total common stock outstanding.

Officers and Directors

		Amount of beneficial ownership			Percent of Shares Beneficially Owned (2)
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (3)	Total Number
John “Jed” Kennedy (4)	President and Chief Executive Officer	0	1,668,750	1,668,750	2.8%
Robert Mathews (5)	Executive Vice President and Chief Financial Officer	0	1,062,500	1,062,500	1.8%
William C. Bopp (6)	Chairman of the Board of Directors	9,522,727	11,765,792	21,288,519	30.2%
William Tumber (7)	Member of our Board of Directors	0	225,000	225,000	*
All directors and executive officers as a group (4 persons)		9,522,727	14,722,042	24,244,769	33.0%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Viking Systems, Inc., 134 Flanders Road, Westborough, MA 01581.

(2)
On December 31, 2010, we had 58,806,434 shares of common stock outstanding. In computing percentage ownership of a person, shares of common stock subject to stock options and warrants held by that person that are currently exercisable or vested or which will become exercisable or vest within 60 days of December 31, 2010 are also deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)	Represents shares subject to outstanding stock options and warrants currently exercisable, or currently vested or that will vest, within 60 days of December 31, 2010.

(4)	Mr. Kennedy is our President and Chief Executive Officer. Mr. Kennedy beneficially owns 1,668,750 shares of common stock issuable within 60 days of December 31, 2010.

(5)
Mr. Mathews is our Executive Vice President and Chief Financial Officer. Mr. Mathews beneficially owns 1,062,500 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.

(6)
Mr. Bopp served as our Chief Executive Officer from January 4, 2008 until January 3, 2010 and he continues to serve as Chairman of our Board of Directors. Mr. Bopp beneficially owns 9,522,727 shares of common stock and 11,765,792 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.

(7)
Mr. Tumber is a member of our Board of Directors. Mr. Tumber beneficially owns 225,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. We had 9,182,920 outstanding options as of December 31, 2010.

As of December 31, 2010, we had warrants outstanding which entitle the holders to purchase 20,888,131 shares of our common stock at prices ranging from $0.18 to $0.75 per share. 20,325,576 of the total warrants outstanding were issued in 2008 and have an exercise price of $0.18 per share.  These warrants allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  We do not have an effective registration statement covering these shares.  As a result, warrant holders electing to exercise their warrants through a cashless exercise will receive fewer shares than the amount of warrants that they own depending upon the volume weighted average market price the day before exercise

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1), (3)	9,180,320	$0.28	2,004,660

Equity compensation plans not approved by security holders (2)	2,600	$25.00	-

Total	9,182,920	$0.29	2,004,660

(1)
Amounts include outstanding options to employees, officers and directors under our 2008 Equity Plan and its predecessor plan (the 2004 Stock Incentive Plan) and the 2008 Directors’ Plan and its predecessor plan (the 2004 Non-Employee Director Stock Ownership Plan). The amount in column (c) includes 710,000 shares available for award under our 2008 Equity Plan and its predecessor plan and 1,162,500 shares available for awards under our 2008 Directors’ Plan. The 2008 Equity Plan provides for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)	Represents stock options granted to non-employee consultants outside of our plans.

(3)
Includes shares added to the plan in December 2009 that were not approved by shareholders.  In December 2009, the board of directors approved an amendment to the 2008 Equity plan to increase the number of shares available under such plan by 2,800,000 shares.

2008 Equity Incentive Plan

During the first quarter of 2008, shareholders approved our 2008 Equity Incentive Plan (the “2008 Equity Plan”). Additionally, in December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available by 2,800,000. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that is issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan.  During the year ended December 31, 2010, 1,975,000 shares were issued under the 2008 Equity Plan.  Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

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

At December 31, 2010, a total of 710,000 shares of our common stock were available for granting awards under the 2008 Equity Plan. The Compensation Committee of our Board of Directors administers the 2008 Equity Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the fair market value that is defined in the Plan.

Non-Employee Director Plans

During the first quarter of 2008, shareholders approved our 2008 Non-Employee Directors’ Stock Option Plan, or the “Directors’ Plan.” We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2010, 112,500 shares were issued under the Directors’ Plan.

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

Options granted under the Directors’ Plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of 10 years. As long as a non-employee director continues to serve with us or with an affiliate of ours, whether in the capacity of a director, an employee or a consultant, the non-employee’s option will continue.  Options will terminate three months after his or her service terminates.  However, if such termination is due to his or her disability, the exercise period will be extended by 12 months unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.  If such termination is due to the optionholder’s death or if the optionholder dies within three months after his or her service terminates, the exercise period will be extended by 18 months following death unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.

At December 31, 2010, there were 345,100 stock options outstanding under the Directors’ Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, we did not have any related party transactions that exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP

Squar, Milner, Peterson, Miranda & Williamson, LLP	2010	2009
(1) Audit Fees	$82,000	$80,000
(2) Audit Related Fees	$8,300	-
(3) Tax Fees	$13,568	$15,050
______________
(1)
Audit fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP were for all professional services performed in connection with the audit of our annual financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q for those periods.

(2)	Audit related fees include fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP to issue consents to include audit reports in the Company’s registration statements on Form S-1 and S-8.
(3)	Tax services include fees for the preparation of federal and state tax returns.

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

Under the direction of our Audit Committee Chairman, our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Squar, Milner, Peterson, Miranda and Williamson, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

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

10.3
Executive Change of Control Agreements between the Company and John “Jed” Kennedy, and the Company and Robert Mathews dated August 6, 2008 (included as exhibits 99.2 and 99.3 to the Form 8-K filed August 11, 2008, and incorporated herein by reference).

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

10.10
Investment Agreement by and between the Company and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.1 to the Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.11
Registration Rights Agreement by and between the Company. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.2 to the Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.12	Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.13	2008 Non-Employee Directors' Stock Option Plan (included as Exhibit 99.2 to the Form S-8 filed May 14, 2008, and incorporated herein by reference).

10.14
Second Amendment to Lease between the Company and the Baltic Group, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010 filed on May 5, 2010 and incorporated herein by reference.)

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated herein).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Officers in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Systems, Inc.

Dated: February 24, 2011	By:	/s/ John Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2011	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Viking Systems and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Kennedy	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ Robert Mathews	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/s/ William C. Bopp	Chairman of the Board of Directors	February 24, 2011

/s/ William Tumber	Director	February 24, 2011