Form 10-Q
period 2011-03-31
VIKING SYSTEMS INC
filed 2011-05-12
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 72,382,598 shares of common stock, $0.001 par value per share, outstanding as of May 10, 2011.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2011

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements :

	Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	16-17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

Assets	March 31,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$405,381	$950,285
Accounts receivable, net	1,292,081	1,008,042
Inventories, net	1,957,945	1,619,094
Prepaid expenses and other current assets	127,539	184,842
Total current assets	3,782,946	3,762,263

Property and equipment, net	405,814	365,302
Intangible assets, net	52,500	70,000
Total assets	$4,241,260	$4,197,565

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,457,392	$1,408,109
Accrued expenses	836,601	794,633
Deferred revenue	197,048	55,119
Total current liabilities	2,491,041	2,257,861

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized; No shares outstanding at March 31, 2011 and December 31, 2010
Common stock, $0.001 par value, 400,000,000 shares authorized; 59,430,544 and 58,806,434 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	59,430	58,806
Additional paid-in capital	30,872,103	30,615,957
Accumulated deficit	(29,181,314)	(28,735,059)
Total stockholders' equity	1,750,219	1,939,704
Total liabilities and stockholders' equity	$4,241,260	$4,197,565

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations – Unaudited

	Three Months Ended March 31,

	2011	2010

Sales, net	$3,122,594	$1,915,073
Cost of sales	2,470,836	1,414,139

Gross profit	651,758	500,934

Operating expenses:
Selling and marketing	478,363	206,603
Research and development	255,963	206,781
General and administrative	433,865	383,036
Total operating expenses	1,168,191	796,420

Operating loss	(516,433)	(295,486)

Other income :
Interest income	226	213
Interest expense	-	(177)
Gain on sale and license of assets	69,952	-
Total other income	70,178	36

Net loss applicable to common shareholders	$(446,255)	$(295,450)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	58,932,884	45,885,351

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(446,255)	$(295,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,575	30,517
Stock based compensation expense	96,297	95,610
Gain on sale and license of assets	(69,952)	-
Changes in operating assets and liabilities:
Accounts receivable	(284,039)	(395,353)
Inventories	(338,851)	(68,113)
Prepaid expenses and other current assets	57,303	926
Accounts payable	119,235	326,413
Accrued expenses	41,968	22,208
Deferred revenue	141,929	(222,367)
Net cash used in provided by operating activities	(603,790)	(505,609)

Cash flows from investing activities:
Purchase of property and equipment	(101,587)	(18,839)
Net cash used in investing activities	(101,587)	(18,839)

Cash flows from financing activities:
Proceeds from warrant exercise	-	144,000
Proceeds from issuance of common stock	160,473	6,106
Stock issuance costs	-	(37,009)
Net cash provided by financing activities	160,473	113,097
Net decrease in cash and cash equivalents	(544,904)	(411,351)

Cash and cash equivalents at beginning of period	950,285	721,121
Cash and cash equivalents at end of period	$405,381	$309,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$177
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

1.    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2010 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2010, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2010,  which was filed on February 24, 2011 with the Securities and Exchange Commission. The results of operations and cash flows for the period ended March 31, 2011 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

2.    LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended March 31, 2011 and March 31, 2010, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	(unaudited) March 31, 2011	(unaudited) March 31, 2010
Warrants	20,888,131	23,606,170
Stock options	9,182,920	8,375,420
Total	30,071,051	31,981,590

3.    INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) March 31, 2011	December 31, 2010
Inventories:
Parts and supplies	$1,204,002	$1,362,960
Work-in-progress	704,944	381,475
Finished goods	477,121	313,981
Valuation allowance	(428,122)	(439,322)
Total	$1,957,945	$1,619,094

4.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) March 31, 2011	December 31, 2010
Employee and director compensation	$483,211	$427,753
Registration delay fees	161,574	161,574
Professional and consulting fees	79,000	88,000
Other accrued expenses	112,816	117,306
Total	$836,601	$794,633

5.    INVESTMENT AGREEMENT

On January 7, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months subject to certain conditions.  In connection with the financing described in Note 11, the Company terminated the Investment Agreement on May 10, 2011.

The Company was able to draw on the facility from time to time, as and when it determined appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price was calculated as 96% of the lowest daily volume weighted average  price (“VWAP”) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company was entitled to put in on any one notice was any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess was not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company was not permitted to draw on the facility unless there was an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement, and it was declared effective on February 12, 2010.

During the three months ended March 31, 2011, the Company sold 624,110 shares under the Investment Agreement for $160,473 for an average price per share price of $0.257. During the year ended December 31, 2010, the Company sold 10,970,068 shares under this Investment Agreement for $2,842,173 for an average per share price of $0.293.

6.    STOCK-BASED COMPENSATION

Common Stock Options
During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the three months ended March 31, 2011, no options were granted under the 2008 Equity Plan and no options were granted under the Directors’ Plan.   At March 31, 2011, 710,000 shares remain available for grant under the 2008 Equity Plan and 1,116,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The associated cost is recognized over the requisite service period during which an employee or director is required to provide service in exchange for the award. The Company determines the fair value of employee and director share options on the grant date using the Black-Scholes option-pricing model.   The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three months ended March 31, 2011 and 2010, the Company recorded $96,297 and $95,610 respectively, in non-cash stock-based compensation expense. As of March 31, 2011, there was approximately $473,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The following table summarizes the stock option activity during the three months ended March 31, 2011:

	Number of Shares		Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2010	9,182,920		0.29	7.8
Granted	-
Cancelled or expired		-
Options outstanding March 31, 2011	9,182,920		$0.29	7.6

Options exercisable at March 31, 2011	5,451,550		$0.39	7.2

7.    WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the three months ended March 31, 2011:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2010	20,888,131	$0.18-0.75	$0.18	2.1
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2011	20,888,131	$0.18-0.75	$0.18	1.8

8.    LEASE COMMITMENTS

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015.  Remaining future minimum lease payments  are as follows:

Period	Amount
2011	$184,376
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,132,246

9.   PATENT LICENSE AND SALE OF RELATED ASSETS

During the three months ended March 31, 2011, the Company recorded income of $69,952 as compensation for the grant of a license to use a certain design patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent. The license is a fully paid, non royalty bearing license providing the licensee exclusive use of the patent in nonmedical applications for the remaining life of the patent. As part of the transaction, the Company also transferred ownership of certain fully depreciated manufacturing tooling used in the production of products incorporating the patented design.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company adopted this accounting effective January 1, 2011. Adoption of this accounting standard was not material to its financial statements.

11.    SUBSEQUENT EVENT

On May 5, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) between the Company, Clinton Group, Inc. and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue shares of the Company’s common stock and warrants exercisable to purchase shares of common stock, for an aggregate offering price of approximately $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and the Company issued and sold to the Investors an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, for an aggregate offering price of $3.0 million. The warrants will have an exercise price of $0.25 per share, subject to adjustment, will expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, the Company has agreed to reimburse to Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors.

Concurrent with the Offering, one of the Investors reached an agreement with Midsummer Investment Ltd. to purchase all of the Company’s common stock and warrants currently held by Midsummer.  The Company was not a party to this transaction.  At the time of the Offering, Midsummer owned 7,223,457 shares of the Company’s common stock, or approximately 12% of the total shares outstanding, and warrants to purchase an additional 5,551,034 shares of the Company’s common stock at an exercise price of $0.18 per share.

Pursuant to the terms of the Purchase Agreement, on May 10, 2011, the Company terminated its equity line of credit facility under the Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) dated January 7, 2010 (the “Investment Agreement”).

The Company also entered into a Registration Rights Agreement dated as of May 5, 2011, between the Company the Investors (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale by the Investors of the 12,000,000 shares of the common stock underlying the Purchase Agreement and issuable upon exercise of the warrants, and to register the warrants to purchase an additional 5,551,034 shares of our common stock purchased by the Clinton Group, Inc. in a third-party transaction with the prior holder, Midsummer Investment Ltd. within 60 days of May 10, 2011 (the “Filing Deadline”). In the event the Company does not file the Registration Statement on or before the Filing Deadline, or  have such registration declared effective within 90 days after filing, the Company will be required to pay liquidated damages in an amount equal to 1.0% of the aggregate amount invested by each Investor for each 30-day period up to a maximum amount of 3.0%.  Any shares not registered because they are determined by the SEC to exceed the maximum allowable amount that can be registered, are not subject to liquidated damages.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2011 and our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2011.

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

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through March 31, 2011, we raised net proceeds of $14.1 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of March 31, 2011, we had cash and cash equivalents of $405,381. The Company has incurred net losses and negative cash flows from operations. With the receipt of the gross proceeds of $3 million from the Offering and the Company’s current projection of future orders, management believes that its cash position provides sufficient resources and operating flexibility through at least the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $603,790 and $505,609, respectively. This increase in cash used in operating activities was primarily attributable to a larger net loss during the three months ended March 31, 2011 compared with the same period in the prior year partially offset by less cash consumed in other balance sheet changes.

During the three months ended March 31, 2011 cash used in investing activities was $101,587 compared with $18,839 for the first three months of 2010.  This increase primarily relates to the costs of new product demonstration units and manufacturing test equipment.

During the three months ended March 31, 2011, we generated net cash proceeds of $160,473 from financing activities compared with $113,097 for the same period in 2010.

On January 7, 2010, we entered into the Investment Agreement with Dutchess Opportunity Fund II (“Dutchess”), whereby Dutchess was committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months.  We were able to draw on the facility from time to time, as and when we determined appropriate in accordance with the terms and conditions of the Investment Agreement.  In the aggregate, since the required registration statement was declared effective on February 12, 2010, through April 30, 2011, we have sold 12,477,867 shares to Dutchess for total net proceeds of $3,214,124. We terminated the Investment Agreement with Dutchess on May 10, 2011.

On May 5, 2011, we entered into a Purchase Agreement (the “Purchase Agreement”) with Clinton Group, Inc. and other accredited investors (the “Investors”) pursuant to which we agreed to issue shares of our common stock and warrants exercisable to purchase shares of common stock, for an aggregate offering price of approximately $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and we issued and sold to the Investors an aggregate of 12,000,000 shares of our common stock and warrants to purchase up to 9,000,000 shares of our common stock, for an aggregate offering price of $3.0 million. The warrants will have an exercise price of $0.25 per share, subject to adjustment, will expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, we have agreed to reimburse to Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2011 Compared with the Three Month Period Ended March 31, 2010

Sales. We had sales of $3,122,594 for the three months ended March 31, 2011 compared with $1,915,073 for the three months ended March 31, 2010, an increase of 63%.   The increase in sales during the three months ended March 31, 2011 was due to increased sales of our Viking branded 3D vision systems, primarily our new 3DHD vision system. Sales of our OEM and Branded products were as follows:

	Three months Ended March 31,
	2011	2010	change
Branded products	$1,403,745	$123,555	$1,280,190
OEM products and service	1,718,849	1,791,518	(72,669)
Total sales	$3,122,594	$1,915,073	$1,207,521

Number of 3Di systems	4	1	3
Number of 3DHD systems	17	-	17
Total 3D systems	21	1	20

Customers accounting for at least 10% of our revenues in either period	Three Months Ended March 31,
	2011	2010
Customer A	30%	24%
Customer B	12%	-%
Customer C	10%	37%
Customer D	8%	17%
Total sales to customers representing more than 10% of sales in either period	60%	78%

Gross Profit. For the three months ended March 31, 2011, gross profit increased 30% to $651,758, or 21% of sales compared with $500,934, or 26% of sales for the same period in 2010.  The decrease in gross margin percentage for the three months ended March 31, 2011 is primarily due to the lower gross margin realized on sales of 3DHD demonstration systems to our distributors. The demonstration systems are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems.  Our distribution strategy requires distributors to demonstrate a financial commitment by purchasing one or more demonstration systems, depending upon, among other considerations, the size of the distributor’s territory. Purchases of demonstration systems generally have no right of return.

Selling and Marketing Expense. Selling and marketing expenses were $478,363 for the three months ended March 31, 2011 and $206,603 for the three months ended March 31, 2010.  This represents an increase of $271,760 or 132%.  The increase in selling and marketing expenses was due to the launch of our next generation 3DHD visualization system during the fourth quarter of 2010.  These increased costs include market research, promotional costs, and travel expenses as well as depreciation expense related to new product demonstration units retained by us.

Research and Development Expense.  We had research and development expenses of $255,963 for the three months ended March 31, 2011 and $206,781 for the three months ended March 31, 2010, representing an increase of $49,182 or 24%.   The increase in research and development expense was primarily due to increased personnel and related costs.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $433,865 for the three months ended March 31, 2011 compared with $383,036 for the three months ended March 31, 2010, representing an increase of $50,829 or 13%. The increase during the three months ended March 31, 2011 was primarily due to an increase in personnel costs, travel expense and public company related costs.

Other Income and Expense.  During the three months ended March 31, 2011, other income and expense totaled to income of $70,178 compared with income of $36 for the same period in 2010.  During the three months ended March 31, 2011, we recorded income of $69,952 related to compensation for the grant of a license to use a certain patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded in the first quarter of 2010.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended March 31
	2011	2010
Net loss, as reported	$(446,255)	$(295,450)
Adjustments:
Total other (income)/expense	(70,178)	(36)
Operating loss, as reported	(516,433)	(295,486)
Non-cash stock option expense	96,297	95,610
Depreciation and amortization	78,575	30,517
Operating loss before non-cash charges	$(341,561)	$(169,359)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates and Critical Accounting Policies

This section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with GAAP.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to accounts receivable, inventories, income taxes, long lived asset valuation, revenue recognition, and stock-based compensation. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our Financial Statements.

Accounts Receivable. Accounts receivable are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories

Inventories. Parts and supply inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost. Works-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2007 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011, we had no accruals for interest or penalties related to income tax matters.

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

Revenue Recognition. Our revenues are derived from the sale of surgical visualization technology products to end users, distributors and original equipment manufacturers. Revenue from the sale of products is recognized when evidence of an arrangement exists, the product has been shipped, the selling price is fixed or determinable,  collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The significant terms of our sales arrangements typically include upfront payments or credit terms not to exceed 60 days depending upon the creditworthiness of the customer.  The arrangements do not include right of return or price concessions and our post shipment obligations typically are limited to standard warranty for product defects.

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

Stock Based Compensation. The measurement and recognition of compensation expense for all share-based payment awards to employees and directors is based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

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

As set forth below, our Chief Executive Officer, and our Executive Vice President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims against us or our officer and directors in their capacity as such that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A.   RISK FACTORS.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Activity under the Investment Agreement with Dutchess Opportunity Fund II, LP from January 1, 2011 through April 30, 2011 is as follows:

Settlement Date (A)	Shares sold	Net Proceeds
February 16, 2011	76,273	$17,468
February 28, 2011	41,188	$9,423
March 14, 2011	368,597	$100,773
March 22, 2011	40,247	$10,389
March 29, 2011	97,805	$22,420
Total for three months ended March 31, 2011	624,110	$160,473
April 12, 2011	22,550	$5,112
April 12, 2011	381,900	$88,297
April 21, 2011	393,580	$98,162
April 28, 2011	85,659	$19,908
Total January 1, 2011 through April 30, 2011	1,507,799	$371,952

(A)	Settlement date corresponds to date that we received the net proceeds from Dutchess.

On May 5, 2011, we entered into a Purchase Agreement (the “Purchase Agreement”) with Clinton Group, Inc. and other accredited investors (the “Investors”) pursuant to which we agreed to issue shares of our common stock and warrants exercisable to purchase shares of common stock, for an aggregate offering price of approximately $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and we issued and sold to the Investors an aggregate of 12,000,000 shares of our common stock and warrants to purchase up to 9,000,000 shares of our common stock, for an aggregate offering price of $3.0 million. The warrants will have an exercise price of $0.25 per share, subject to adjustment, will expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2011, we do not have any senior securities outstanding.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit

3.1
Certificate of Incorporation, as amended, of the Registrant dated January 4, 2008 (included as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

3.2
Bylaws of the Registrant (included as Exhibit 3.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

4.1
Certificate of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (included as Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed May 25, 2006, and incorporated herein by reference).

10.1	Viking Systems, Inc.’s Stock Incentive Plan, dated March 31, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.2
Viking Systems, Inc.’s 2004 Non-Employee Director Stock Ownership Plan dated December 29, 2005 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.3
Executive Change of Control Agreement between the Registrant and John Kennedy, dated August 6, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4
Executive Change of Control Agreement between the Registrant and Robert Mathews, dated August 6, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.5
Lease between the Registrant and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6
First Amendment to Lease between the Registrant and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.7
Recapitalization Agreement between the Registrant and Securityholders, dated December 31, 2007 (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8
Securities Purchase Agreement between the Registrant and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9
Executive Employment Agreement between the Registrant and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.10
Amendment to Executive Employment Agreement between the Registrant and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 29, 2008, and incorporated herein by reference).

10.11
Investment Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.12
Registration Rights Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

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

Exhibit Number	Exhibit

10.16
Purchase Agreement by and between the Company, Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.17
Registration Rights Agreement by and between the Company, Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.18	Form of Warrant (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: May 12, 2011	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)