Form 10-Q
period 2011-06-30
VIKING SYSTEMS INC
filed 2011-08-04
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 72,382,598 shares of common stock, $0.001 par value per share, issued and outstanding as of July 31, 2011.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2011

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements :

	Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	[Removed and Reserved]	16

Item 5.	Other Information	16

Item 6.	Exhibits	17-18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,939,513	$950,285
Accounts receivable, net	1,200,055	1,008,042
Inventories, net	1,922,758	1,619,094
Prepaid expenses and other current assets	98,685	184,842
Total current assets	6,161,011	3,762,263

Property and equipment, net	443,978	365,302
Intangible assets, net	35,000	70,000
Total assets	$6,639,989	$4,197,565

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,401,502	$1,408,109
Accrued expenses	970,387	794,633
Deferred revenue	157,514	55,119
Total current liabilities	2,529,403	2,257,861

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized; No shares outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 72,382,598 and 58,806,434 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	72,383	58,806
Additional paid-in capital	34,079,645	30,615,957
Accumulated deficit	(30,041,442)	(28,735,059)
Total stockholders' equity	4,110,586	1,939,704
Total liabilities and stockholders' equity	$6,639,989	$4,197,565

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales, net	$2,509,079	2,005,323	$5,631,673	$3,920,396
Cost of sales	2,124,489	1,458,469	4,595,325	2,872,608

Gross profit	384,590	546,854	1,036,348	1,047,788

Operating expenses:
Selling and marketing	455,120	207,266	933,483	413,869
Research and development	362,670	411,624	618,633	618,405
General and administrative	427,272	379,538	861,137	762,574
Total operating expenses	1,245,062	998,428	2,413,253	1,794,848
Operating loss	(860,472)	(451,574)	(1,376,905)	(747,060)

Other income (expense):
Interest income	344	724	570	937
Interest expense	-	-	-	(177)
Gain on sale and license of assets	-	-	69,952	-
Total other income (expense)	344	724	70,522	760
Net loss	$(860,128)	(450,850)	$(1,306,383)	$(746,300)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.02)	$(0.02)

Weighted average shares - basic and diluted	66,920,426	50,446,414	62,948,738	48,188,537

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,306,383)	$(746,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,633	58,666
Stock based compensation expense	199,925	194,029
Gain on sale and license of assets	(69,952)	-
Changes in operating assets and liabilities:
Accounts receivable	(192,013)	(51,942)
Inventories	(303,663)	(240,394)
Prepaid expenses and other current assets	86,157	(69,674)
Accounts payable	63,345	138,169
Accrued expenses	175,753	50,998
Deferred revenue	102,395	(336,979)
Net cash used in operating activities	(1,074,803)	(1,003,427)

Cash flows from investing activities:
Purchase of property and equipment	(213,309)	(28,769)
Net cash used in investing activities	(213,309)	(28,769)

Cash flows from financing activities:
Proceeds from warrant exercise	-	270,370
Proceeds from issuance of common stock	3,387,601	1,394,086
Stock issuance costs	(110,261)	(37,009)
Net cash provided by financing activities	3,277,340	1,627,447
Net increase in cash and cash equivalents	1,989,228	595,251

Cash and cash equivalents at beginning of period	950,285	721,121
Cash and cash equivalents at end of period	$2,939,513	$1,316,372

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$177
Income taxes	$-	$1,256

The accompanying notes are an integral part of the interim financial statements.

1.    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2010 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2010, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2010,  which was filed on February 24, 2011 with the Securities and Exchange Commission. The results of operations and cash flows for the period ended June 30, 2011 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

2.    LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended June 30, 2011 and June 30, 2010, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	(unaudited) June 30, 2011	(unaudited) June 30, 2010
Warrants	30,072,575	22,904,110
Stock options	9,782,920	8,712,920
Total	39,855,495	31,617,030

3.    INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) June 30, 2011	December 31, 2010
Inventories:
Parts and supplies	$1,120,704	$1,362,960
Work-in-progress	694,365	381,475
Finished goods	498,715	313,981
Valuation allowance	(391,026)	(439,322)
Total	$1,922,758	$1,619,094

4.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) June 30, 2011	December 31, 2010
Employee and director compensation	$585,909	$427,753
Registration delay fees	161,574	161,574
Professional and consulting fees	75,343	88,000
Other accrued expenses	147,561	117,306
Total	$970,387	$794,633

5.    SALE OF COMMON STOCK AND WARRANTS

On May 5, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Clinton Magnolia Master Fund, Ltd. and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue shares of the Company’s common stock and warrants exercisable to purchase shares of common stock for an aggregate offering price of $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and the Company issued and sold to the Investors an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock. The warrants have an exercise price of $0.25 per share, subject to adjustment, expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, the Company agreed to reimburse to Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors. Total stock issuance costs incurred through June 30, 2011 were $110,261 and were recorded as a reduction in additional paid in capital.

Concurrent with the Offering, Clinton Magnolia Master Fund, Ltd. reached an agreement with Midsummer Investment Ltd. and purchased all common stock and warrants of the Company then held by Midsummer. The Company was not a party to this transaction.  At the time of the Offering, Midsummer owned 7,223,457 shares of the Company’s common stock, or approximately 12% of the total shares outstanding, and warrants to purchase an additional 5,551,034 shares of the Company’s common stock at an exercise price of $0.18 per share.

Pursuant to the terms of the Purchase Agreement, on May 10, 2011, the Company terminated its equity line of credit facility under the Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) dated January 7, 2010 (the “Investment Agreement”).

The Company also entered into a Registration Rights Agreement dated as of May 5, 2011, as amended May 26, 2011,with the Investors (together, with the amendment, the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the resale by the Investors of the 12,000,000 shares of the Company’s common stock underlying the Purchase Agreement and 4,278,805 of 9,000,000 shares of common stock issuable upon exercise of the warrants, for an aggregate of 16,278,805 shares registered. The Company filed the required registration statement to register the resale of 16,278,805 shares, and the SEC declared it effective on June 30, 2011.

Pursuant to the Registration Rights Agreement, the Investors may demand registration rights in the future if the Investors reasonably believe that the Company can register additional securities with the SEC, and the Company and its counsel concur, subject to certain limitations. Notwithstanding the foregoing, the Company will not be obligated to file a registration statement for registrable securities that have a market value of less than $250,000 and the Company will not be required to file more than one registration statement every six months.

6.   INVESTMENT AGREEMENT

On January 7, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”).  Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months subject to certain conditions.  In connection with the financing described in Note 5, the Company terminated the Investment Agreement on May 10, 2011.

The Company was able to draw on the facility from time to time, as and when it determined appropriate in accordance with the terms and conditions of the Investment Agreement.  The purchase price was calculated as 96% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  The amount that the Company was entitled to put in any one notice was any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000.   Dutchess was not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company was not permitted to draw on the facility unless there was an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement, and it was declared effective by the SEC on February 12, 2010. On July 29, 2011, the Company executed a post-effective amendment to deregister the 2,453,768 shares of common stock not sold under the Investment Agreement and as previously registered in the Registration Statement.

During the six months ended June 30, 2011, the Company sold 1,576,164 shares under the Investment Agreement for $387,601 for an average price per share price of $0.246. During the year ended December 31, 2010, the Company sold 10,970,068 shares under this Investment Agreement for $2,842,173 for an average per share price of $0.293.

7.            STOCK-BASED COMPENSATION

Common Stock Options
During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the six months ended June 30, 2011, no options were granted under the 2008 Equity Plan and 600,000 options were granted under the Directors’ Plan.   At June 30, 2011, 710,000 shares remain available for grant under the 2008 Equity Plan and 516,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The associated cost is recognized over the requisite service period during which an employee or director is required to provide service in exchange for the award. The Company determines the fair value of employee and director share options on the grant date using the Black-Scholes option-pricing model.  The grant date fair value of stock options granted to directors during the six months ended June 30, 2011 as determined using the Black-Scholes valuation model was approximately $111,000. The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of stock options granted to directors during the six months ended June 30, 2011, estimated using the Black-Scholes model, incorporated the following assumptions: volatility of 84%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

During the three months ended June 30, 2011 and 2010, the Company recorded $103,628 and $98,419 respectively, in non-cash stock-based compensation expense. During the six months ended June 30, 2011 and 2010, the Company recorded $199,925 and $194,029 respectively, in non-cash stock-based compensation expense. As of June 30, 2011, there was approximately $480,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The following table summarizes the stock option activity during the six months ended June 30, 2011:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2010	9,182,920	$0.29	7.5
Granted	600,000	0.28	9.9
Cancelled or expired	-	-	-
Options outstanding June 30, 2011	9,782,920	$0.29	7.5

Options exercisable at June 30, 2011	5,767,488	$0.37	7.2

8.    WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the six months ended June 30, 2011:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2010	20,888,131	$0.18-0.75	$0.18	2.1
Granted	9,240,000	$0.25	$0.25	4.9
Expired	(55,556)	$0.50-0.75	$0.63	-
Exercised	-	-	-	-
Outstanding June 30, 2011	30,072,575	$0.18-0.25	$0.20	2.5

9.    LEASE COMMITMENTS

The Company leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015.  Remaining future minimum lease payments are as follows:

Period	Amount
2011	$122,918
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,070,788

Rent expense was $122,917 for the both the six months ended June 30, 2011 and June 30, 2010.

10.   PATENT LICENSE AND SALE OF RELATED ASSETS

During the six months ended June 30, 2011, the Company recorded income of $69,952 as compensation for the grant of a license to use a certain design patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent. The license is a fully paid, non royalty bearing license providing the licensee exclusive use of the patent in nonmedical applications for the remaining life of the patent. As part of the transaction, the Company also transferred ownership of certain fully depreciated manufacturing tooling used in the production of products incorporating the patented design.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

There are currently no recently issued accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates by reference certain “forward-looking statements” with respect to the results of our operations and businesses. All statements, other than statements of historical facts, included in this report on Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. These forward-looking statements represent our judgment as of the date of this Form 10-Q. We disclaim, however, any intent or obligation to update our forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2011 and our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2011.

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

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through June 30, 2011, we raised net proceeds of $17.1 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of June 30, 2011, we had cash and cash equivalents of $2,939,513. We have incurred net losses and negative cash flows from operations. On May 10, 2011, we closed on agreements with accredited investors to issue an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, yielding gross proceeds of $3.0 million (the “Offering). With the receipt of the gross proceeds of $3 million from the Offering and our current projection of future orders and expenses, management believes that our cash position provides sufficient resources and operating flexibility through at least the next twelve months.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $1,074,803 and $1,003,427, respectively. This increase in cash used in operating activities was primarily attributable to a larger net loss during the six months ended June 30, 2011 partially offset by less cash consumed by the combined changes in accounts receivable, inventory and deferred revenue compared with the same period in the prior year.

During the six months ended June 30, 2011, cash used in investing activities was $213,309 compared with $28,769 for the first six months of 2010.  This increase primarily relates to the costs of new product demonstration units and manufacturing test equipment.

During the six months ended June 30, 2011, we generated net cash proceeds of $3,277,340 from financing activities compared with $1,627,447 for the same period in 2010.  This increase in cash provided by financing activities was primarily due to the Offering in which we raised gross proceeds of $3,000,000 less stock issuance costs incurred of $110,261.

On January 7, 2010, we entered into the Investment Agreement with Dutchess Opportunity Fund II, whereby Dutchess committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months. We terminated the Investment Agreement with Dutchess on May 10, 2011. We were able to draw on the facility, as and when we determined appropriate in accordance with the terms and conditions of the Investment Agreement. In the aggregate, from the time the required registration statement was declared effective on February 12, 2010 through May 10, 2011, we sold 12,546,232 shares of our common stock to Dutchess for total net proceeds of $3,229,774, including $387,601 in proceeds received during 2011.

On May 5, 2011, we entered into a Purchase Agreement with Clinton Magnolia Master Fund, Ltd. and other accredited investors pursuant to which we agreed to issue shares of our common stock and warrants exercisable to purchase shares of common stock, for an aggregate offering price of $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and we issued and sold to the Investors an aggregate of 12,000,000 shares of our common stock and warrants to purchase up to 9,000,000 shares of our common stock. The warrants have an exercise price of $0.25 per share, subject to adjustment, expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, we agreed to reimburse to Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors. Through June 30, 2011, we incurred total stock issuance costs of $110,261, which were recorded as a reduction in additional paid in capital.

Concurrent with the Offering, Clinton Magnolia Master Fund, Ltd. reached an agreement with Midsummer Investment Ltd. and purchased all of our common stock and warrants then held by Midsummer. We were not a party to this transaction. At the time of the Offering, Midsummer owned 7,223,457 shares of our common stock, or approximately 12% of the total shares outstanding, and warrants to purchase an additional 5,551,034 shares of our common stock at an exercise price of $0.18 per share.

We also entered into a Registration Rights Agreement dated as of May 5, 2011, as amended May 26, 2011, with the Investors.  Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the U.S. Securities and Exchange Commission to register the resale by the Investors of the 12,000,000 shares of our common stock underlying the Purchase Agreement and 4,278,805 of 9,000,000 shares of common stock issuable upon exercise of the warrants, for an aggregate of 16,278,805 shares registered. We filed the required registration statement to register the resale of 16,278,805 shares, and the SEC declared it effective on June 30, 2011.

Pursuant to the Registration Rights Agreement, the Investors may demand registration rights in the future if the Investors reasonably believe that we can register additional securities with the SEC, and we and our counsel concur, subject to certain limitations. Notwithstanding the foregoing, we will not be obligated to file a registration statement for registrable securities that have a market value of less than $250,000 and we will not be required to file more than one registration statement every six months.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2011 Compared with the Three and Six Month Periods Ended June 30, 2010

Sales. We had sales of $2,509,079 for the three months ended June 30, 2011 compared with $2,005,323 for the three months ended June 30, 2010, an increase of 25%. We had sales of $5,631,673 for the six months ended June 30, 2011 compared with $3,920,396 for the six months ended June 30, 2010, an increase of 44%. The increase in sales during both the three and six month periods ended June 30, 2011 was due to increased sales of our Viking branded 3D vision systems, primarily our new 3DHD vision system. Partially offsetting the increase in sales of Viking branded products during the quarter ended June 30, 2011 was a decrease of $474,000 in sales of our Original Equipment Manufacturer, or OEM, products.  We delayed shipments of approximately $343,000 of certain OEM product orders because of component availability issues related to the natural disaster that occurred in Japan during the first quarter 2011. We expect to ship all delayed product orders in the third quarter and then return to a normal delivery schedule.

Sales of our OEM and Branded products were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Branded products	$1,023,877	$45,751	$978,126	$2,427,622	$169,306	$2,258,316
OEM products and service	1,485,202	$1,959,572	(474,370)	3,204,051	3,751,090	(547,039)

Total sales	$2,509,079	$2,005,323	$503,756	$5,631,673	$3,920,396	$1,711,277

Number of 3Di systems	-	-	-	4	1	3
Number of 3DHD systems	16	-	16	33	-	33

Total 3D systems	16	-	16	37	1	36

Customers accounting for at least 10% of our revenues in either period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	30%	39%	30%	32%
Customer B	12%	21%	11%	29%
Customer C	10%	24%	10%	20%
Total sales to customers representing more than 10% of sales	52%	84%	51%	81%

Gross Profit.  Gross profit decreased 30% and 1%, respectively, for the three and six month periods ended June 30, 2011 compared with the same periods in 2010. For the three months ended June 30, 2011, gross profit amounted to $384,590, or 15% of sales compared with $546,854, or 27% of sales, for the same period in 2010.   For the six months ended June 30, 2011, gross profit was $1,036,348, or 18 % of sales compared with $1,047,788, or 27% of sales for the same period in the prior year.

The decrease in gross margin percentage for the three months ended June 30, 2011 is primarily due to higher manufacturing overhead costs as we increase our production capacity,  higher unabsorbed production costs due to lower OEM production volume and investment in service programs.  When OEM volume decreases, the resulting unabsorbed overhead costs are charged directly to cost of sales. The gross margin realized on sales of 3DHD demonstration systems to our distributors also contributed to the lower gross margin. Our demonstration systems are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems.  Our distribution strategy requires distributors to demonstrate a financial commitment by purchasing one or more demonstration systems, depending upon, among other considerations, the size of the distributor’s territory. Purchases of demonstration systems generally have no right of return.

Selling and Marketing Expense.  Selling and marketing expenses were $455,120 for the three months ended June 30, 2011 and $207,266 for the three months ended June 30, 2010.  This represents an increase of $247,854, or 120%.  For the six months ended June 30, 2011, selling and marketing expense increased $519,614, or 126%.   The increase in selling and marketing expenses during both periods was due to the launch of our next generation 3DHD visualization system during the fourth quarter of 2010.  These increased costs during 2011 include market research, promotional costs, and travel expenses as well as depreciation expense related to new product demonstration units retained by us.

Research and Development Expense.   We had research and development expenses of $362,670 for the three months ended June 30, 2011 and $411,624 for the three months ended June 30, 2010, representing a decrease of $48,954 or 12%.  For the six months ended June 30, 2010, research and development expenses were essentially flat. The decrease in research and development expenses during the three months ended June 30, 2011 was primarily due to lower project costs during the second quarter of 2011 as compared with the prior year.  Development project costs were higher in 2010 due to the costs associated with developing our 3DHD Vision System which was completed in late 2010.  The decrease in project costs were partially offset by increased patent application and filing costs.

General and Administrative Expense.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses, and various public company expenses. General and administrative expenses were $427,272 for the three months ended June 30, 2011 compared with $379,538 for the three months ended June 30, 2010, representing an increase of $47,734 or 13%. General and administrative expenses were $861,137 for the six months ended June 30, 2011 compared with $762,574 for the six months ended June 30, 2010, representing an increase of $98,563 or 13%. The increase during both the three and six month periods ended June 30, 2011 was primarily due to an increase in  personnel costs, travel expense and public company related costs.

Other Income and Expense.  During the three months ended June 30, 2011, other income and expense totaled to income of $344   compared with income of $724 for the same period in 2010.  During the six months ended June 30, 2011, other income and expense totaled to income of $70,522 compared with income of $760 for the same period in 2010.  During the first quarter of 2011, we recorded income of $69,952 related to compensation for the grant of a license to use a certain patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded during 2010.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(860,128)	$(450,850)	$(1,306,383)	$(746,300)
Adjustments:
Total other (income)/expense	(344)	(724)	(70,522)	(760)
Operating loss, as reported	(860,472)	(451,574)	(1,376,905)	(747,060)
Non-cash stock option expense	103,628	98,419	199,925	194,029
Depreciation and amortization	91,058	28,149	169,633	58,666
Operating loss before non-cash charges	$(665,786)	$(325,006)	$(1,007,347)	$(494,365)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates and Critical Accounting Policies

This section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our financial statements, which have been prepared in accordance with GAAP.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2007 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, we had no accruals for interest or penalties related to income tax matters.

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

As set forth below in further detail, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed on February 24, 2011 in response to Item 1A. to Part 1 of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Activity under the Investment Agreement with Dutchess Opportunity Fund II, LP from April 1, 2011 through June 30, 2011 is as follows:

Settlement Date (A)	Shares sold	Net Proceeds
April 12, 2011	22,550	$5,112
April 12, 2011	381,900	$88,297
April 21, 2011	393,580	$98,162
April 28, 2011	85,659	$19,908
May 4, 2011	68,365	$15,649
Total April 1, 2011 through June 30, 2011	952,054	$227,128

(A)	Settlement date corresponds to date that we received the net proceeds from Dutchess.

With respect to the sales of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2011, we do not have any senior securities outstanding.

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

Exhibit Number	Exhibit

10.13	Viking Systems, Inc.’s Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Registration Statement on Form S-8 filed January 15, 2010, and incorporated herein by reference).

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

10.16
Purchase Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.17
Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.18	Form of Warrant (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.19
Amendment No. 1 to the Registration Rights Agreement by and between Viking Systems, Inc., Clinton Magnolia Master Fund, Ltd., and other accredited investors, dated May 26, 2011 (included as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on May 31, 2011, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: August 4, 2011	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)