Form 10-Q
period 2011-09-30
VIKING SYSTEMS INC
filed 2011-11-03
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 72,382,598 shares of common stock, $0.001 par value per share, issued and outstanding as of October 31, 2011.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES
VIKING SYSTEMS, INC.

For the Quarter ended September 30, 2011

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements:

	Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
		14-15
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	16-17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,696,244	$950,285
Accounts receivable, net	1,641,073	1,008,042
Inventories, net	2,197,980	1,619,094
Prepaid expenses and other current assets	134,679	184,842
Total current assets	5,669,976	3,762,263

Property and equipment, net	572,857	365,302
Intangible assets, net	17,500	70,000
Total assets	$6,260,333	$4,197,565

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,484,035	$1,408,109
Accrued expenses	957,796	794,633
Deferred revenue	149,636	55,119
Total current liabilities	2,591,467	2,257,861

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized; No shares outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 72,382,598 and 58,806,434 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	72,383	58,806
Additional paid-in capital	34,207,097	30,615,957
Accumulated deficit	(30,610,614)	(28,735,059)
Total stockholders' equity	3,668,866	1,939,704
Total liabilities and stockholders' equity	$6,260,333	$4,197,565

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Operations -Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales, net	$2,964,201	$1,832,502	$8,595,874	$5,752,898
Cost of sales	2,344,888	1,386,486	6,940,213	4,259,094

Gross profit	619,313	446,016	1,655,661	1,493,804

Operating expenses:
Selling and marketing	370,714	219,650	1,304,197	633,519
Research and development	385,917	467,564	1,004,550	1,085,969
General and administrative	432,133	391,807	1,293,270	1,154,381
Total operating expenses	1,188,764	1,079,021	3,602,017	2,873,869

Operating loss	(569,451)	(633,005)	(1,946,356)	(1,380,065)

Other income (expense):
Interest income	279	440	849	1,377
Interest expense	-	-	-	(177)
Gain on sale and license of assets	-	-	69,952	-
Total other income	279	440	70,801	1,200
Net loss	$(569,172)	$(632,565)	$(1,875,555)	$(1,378,865)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares - basic and diluted	72,382,598	54,755,310	66,127,914	50,401,515

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,875,555)	$(1,378,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,196	89,288
Stock based compensation expense	328,144	299,588
Gain on sale and license of assets	(69,952)	-
Changes in operating assets and liabilities:
Accounts receivable	(633,031)	(367,309)
Inventories	(526,923)	(168,109)
Prepaid expenses and other current assets	50,163	(280,468)
Accounts payable	145,878	163,914
Accrued expenses	163,163	151,695
Deferred revenue	94,517	(329,479)
Net cash used in operating activities	(2,048,400)	(1,819,745)

Cash flows from investing activities:
Purchase of property and equipment	(482,214)	(367,889)
Net cash used in investing activities	(482,214)	(367,889)

Cash flows from financing activities:
Proceeds from warrant exercise	-	270,370
Proceeds from issuance of common stock	3,387,601	2,361,626
Stock issuance costs	(111,028)	(37,009)
Net cash provided by financing activities	3,276,573	2,594,987
Net increase in cash and cash equivalents	745,959	407,353

Cash and cash equivalents at beginning of period	950,285	721,121
Cash and cash equivalents at end of period	$1,696,244	$1,128,474

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$111	$177
Income taxes	$-	$-

The accompanying notes are an integral part of the interim financial statements.

1.            INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2010 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2010, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2010,  which was filed on February 24, 2011 with the Securities and Exchange Commission. The results of operations and cash flows for the period ended September 30, 2011 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011.

2.            LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended September 30, 2011 and September 30, 2010, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same within each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	(unaudited) September 30, 2011	(unaudited) September 30, 2010
Warrants	30,072,575	21,851,020
Stock options	9,782,920	9,182,920
Total	39,855,495	31,033,940

3.            INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) September 30, 2011	December 31, 2010
Inventories:
Parts and supplies	$1,319,359	$1,362,960
Work-in-progress	381,599	381,475
Finished goods	888,048	313,981
Valuation allowance	(391,026)	(439,322)
Total	$2,197,980	$1,619,094

4.            ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) September 30, 2011	December 31, 2010
Employee and director compensation	$591,766	$427,753
Registration delay fees	161,574	161,574
Professional and consulting fees	89,750	88,000
Other accrued expenses	114,706	117,306
Total	$957,796	$794,633

5.            SALE OF COMMON STOCK AND WARRANTS

On May 5, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Clinton Magnolia Master Fund, Ltd. and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue shares of the Company’s common stock and warrants exercisable to purchase shares of common stock for an aggregate offering price of $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and the Company issued and sold to the Investors an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock. The warrants have an exercise price of $0.25 per share, subject to adjustment, expire five years from May 10, 2011, and are exercisable, in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, the Company agreed to reimburse Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors. Total stock issuance costs incurred through September 30, 2011 were $111,028 and were recorded as a reduction in additional paid in capital.

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

Pursuant to the terms of the Purchase Agreement, on May 10, 2011, the Company terminated its equity line of credit facility under an investment agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) dated January 7, 2010 (the “Investment Agreement”).

The Company also entered into a Registration Rights Agreement dated as of May 5, 2011, as amended May 26, 2011, with the Investors (together, with the amendment, the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission to register the resale by the Investors of the 12,000,000 shares of the Company’s common stock underlying the Purchase Agreement and 4,278,805 of 9,000,000 shares of common stock issuable upon exercise of the warrants, for an aggregate of 16,278,805 shares registered. The Company filed the required registration statement to register the resale of 16,278,805 shares, and the SEC declared it effective on June 30, 2011.

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

6.           INVESTMENT AGREEMENT

On January 7, 2010, the Company entered into the Investment Agreement with Dutchess. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months subject to certain conditions.  In connection with the financing described in Note 5, the Company terminated the Investment Agreement on May 10, 2011.

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

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement, and it was declared effective by the SEC on February 12, 2010. On July 29, 2011, the Company executed a post-effective amendment to deregister the 2,453,768 shares of common stock not sold under the Investment Agreement and as previously registered in the Registration Statement. The SEC declared the post-effective amendment effective on August 1, 2011.

During the nine months ended September 30, 2011, the Company sold 1,576,164 shares under the Investment Agreement for $387,601 for an average price per share price of $0.246. During the year ended December 31, 2010, the Company sold 10,970,068 shares under this Investment Agreement for $2,842,173 for an average per share price of $0.293.

7.            STOCK-BASED COMPENSATION

Common Stock Options

During the quarter ended March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares.  The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 9,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Plan as of the effective date and which would have otherwise reverted to the share reserve of the 2004 Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan.  During the nine months ended September 30, 2011, no options were granted under the 2008 Equity Plan and 600,000 options were granted under the Directors’ Plan.   At September 30, 2011, 620,000 shares remain available for grant under the 2008 Equity Plan and 516,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The associated cost is recognized over the requisite service period during which an employee or director is required to provide service in exchange for the award. The Company determines the fair value of employee and director share options on the grant date using the Black-Scholes option-pricing model.  The grant date fair value of stock options granted to directors during the nine months ended September 30, 2011 as determined using the Black-Scholes valuation model was approximately $111,000. The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

The fair value of stock options granted to directors during the nine months ended September 30, 2011, estimated using the Black-Scholes model, incorporated the following assumptions: volatility of 84%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

During the nine months ended September 30, 2011 the Company granted 90,000 shares of restricted stock, under the 2008 Equity Plan, to non employees in exchange for services. The value of the services to be received for those shares is $24,000.

During the three months ended September 30, 2011 and 2010, the Company recorded $128,219 and $105,559 respectively, in non-cash stock-based compensation expense. During the nine months ended September 30, 2011 and 2010, the Company recorded $328,144 and $299,588 respectively, in non-cash stock-based compensation expense. As of September 30, 2011, there was approximately $362,000 in total unrecognized compensation costs related to unvested options and stock awards, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following table summarizes the stock option activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2010	9,182,920	$0.29	7.5
Granted	600,000	0.28	9.9
Cancelled or expired	-	-	-
Options outstanding September 30, 2011	9,782,920	$0.29	7.5

Options exercisable at September 30, 2011	6,349,363	$0.36	7.2

8.            WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the nine months ended September 30, 2011:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2010	20,888,131	$0.18-0.75	$0.18	2.1
Granted	9,240,000	$0.25	$0.25	4.9
Expired	(55,556)	$0.50-0.75	$0.63	-
Exercised	-	-	-	-
Outstanding September 30, 2011	30,072,575	$0.18-0.25	$0.20	2.5

9.            LEASE COMMITMENTS

The Company leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015.  Remaining future minimum lease payments for the years ending December 31are as follows:

Period	Amount
2011	$61,459
2012	250,280
2013	251,445
2014	254,940
2015	191,205
Total	$1,009,329

Rent expense was $184,376 for the both the nine months ended September 30, 2011 and September 30, 2010.

10.           PATENT LICENSE AND SALE OF RELATED ASSETS

During the nine months ended September 30, 2011, the Company recorded income of $69,952 as compensation for the grant of a license to use a certain design patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent. The license is a fully paid, non royalty bearing license providing the licensee exclusive use of the patent in nonmedical applications for the remaining life of the patent. As part of the transaction, the Company also transferred ownership of certain fully depreciated manufacturing tooling used in the production of products incorporating the patented design.

11.            RECENT ACCOUNTING PRONOUNCEMENTS

There are currently no recently issued accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2011 and our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2011.

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

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through September 30, 2011, we raised net proceeds of $17.1 million through the sale of common and preferred stock in private placements and approximately $13.6 million through the issuance of convertible notes and debentures. As of September 30, 2011, we had cash and cash equivalents of $1,696,244. We have incurred net losses and negative cash flows from operations. On May 10, 2011, we closed on agreements with accredited investors to issue an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, yielding gross proceeds of $3.0 million.

Our forecasted cash position is highly dependent upon future sales growth, primarily the rate of adoption of our 3DHD Vision System. As part of managing our business, we frequently forecast our future cash flow and cash position.  Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.  If forecasted orders do not materialize or existing orders are cancelled or reduced, this could have a material adverse impact on our projected cash position.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $2,048,400 and $1,819,745, respectively. This increase in cash used in operating activities was primarily attributable to a larger net loss during the nine months ended September 30, 2011 partially offset by increased noncash charges for depreciation and stock compensation expense.

During the nine months ended September 30, 2011, net cash used in investing activities was $482,214 compared with $367,889 for the first nine months of 2010.  This increase primarily relates to the costs of new product demonstration units and manufacturing test equipment.

During the nine months ended September 30, 2011, we generated net cash proceeds of $3,276,573 from financing activities compared with $2,594,987 for the same period in 2010.  This increase in cash provided by financing activities was primarily due to the private placement that closed on May 10, 2011, in which we raised gross proceeds of $3,000,000 less stock issuance costs incurred of $111,028.

 On January 7, 2010, we entered into an investment agreement with Dutchess Opportunity Fund II, whereby Dutchess committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months. We terminated the investment agreement with Dutchess on May 10, 2011. We were able to draw on the facility, as and when we determined appropriate in accordance with the terms and conditions of the investment agreement. In the aggregate, from the time the required registration statement was declared effective on February 12, 2010 through May 10, 2011, we sold 12,546,232 shares of our common stock to Dutchess for total net proceeds of $3,229,774, including $387,601 in proceeds received during 2011.

On May 5, 2011, we entered into a purchase agreement with Clinton Magnolia Master Fund, Ltd. and other accredited investors pursuant to which we agreed to issue shares of our common stock and warrants exercisable to purchase shares of common stock, for an aggregate offering price of $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and we issued and sold to the Investors an aggregate of 12,000,000 shares of our common stock and warrants to purchase up to 9,000,000 shares of our common stock. The warrants have an exercise price of $0.25 per share, subject to adjustment, expire five years from May 10, 2011, and are exercisable in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, we agreed to reimburse Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors. Through September 30, 2011, we incurred total stock issuance costs of $111,028, which were recorded as a reduction in additional paid in capital.

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

We also entered into a registration rights agreement dated as of May 5, 2011, as amended May 26, 2011, with the Investors.  Pursuant to the registration rights agreement, we agreed to file a registration statement with the U.S. Securities and Exchange Commission to register the resale by the Investors of the 12,000,000 shares of our common stock underlying the purchase agreement and 4,278,805 of the 9,000,000 shares of common stock issuable upon exercise of the warrants, for an aggregate of 16,278,805 shares registered. We filed the required registration statement to register the resale of 16,278,805 shares, and the SEC declared it effective on June 30, 2011.

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

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2011 Compared with the Three and Nine Month Periods Ended September 30, 2010

Sales. We had sales of $2,964,201 for the three months ended September 30, 2011 compared with $1,832,502 for the three months ended September 30, 2010, an increase of 62%. We had sales of $8,595,874 for the nine months ended September 30, 2011 compared with $5,752,898 for the nine months ended September 30, 2010, an increase of 49%. The increase in sales during both the three and nine month periods ended September 30, 2011 was due to increased sales of our Viking branded 3D vision systems, primarily our new 3DHD vision system.  Also contributing to the overall increase for the three months ended September 30, 2011 was an increase in sales of our Original Equipment Manufacturer, or OEM, products.   This was primarily due to shipping approximately $343,000 of certain OEM product orders in the third quarter that had been previously delayed during the second quarter of 2011 because of component availability issues related to the natural disaster that occurred in Japan during the first quarter of 2011.

Sales of our OEM and Branded products were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Branded products	$805,918	$184,343	$621,575	$3,233,539	$353,649	$2,879,890
OEM products and service	2,158,283	$1,648,159	510,124	5,362,335	5,399,249	(36,914)

Total sales	$2,964,201	$1,832,502	$1,131,699	$8,595,874	$5,752,898	$2,842,976

Number of 3Di systems	-	2	(2)	4	3	1
Number of 3DHD systems	12	-	12	45	-	45

Total 3D systems	12	2	10	49	3	46

Customers accounting for at least 10% of our revenues in either period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	43%	39%	34%	34%
Customer B	15%	*	12%	19%
Customer C	*	37%	*	29%
Total sales to customers representing more than 10% of sales	58%	76%	46%	82%

* Sales to the customer indicated were less than 10% of total sales.

Gross Profit.   For the three months ended September 30, 2011, gross profit was $619,313, or 21% of sales compared with $446,016, or 24% of sales, for the same period in 2010.   For the nine months ended September 30, 2011, gross profit was $1,655,661, or 19% of  sales compared with $1,493,804, or 26% of sales for the same period in the prior year.

The decrease in gross margin percentage for the three months ended September 30, 2011 is primarily due to higher manufacturing overhead costs as we increase our production capacity combined with a decrease in sales of our highest margin OEM products and an increase in sales of lower margin OEM products. Additionally, the gross margin realized on sales of 3DHD demonstration systems to our distributors also contributed to the lower gross margin for the three and nine months ended September 30, 2011. Our demonstration systems are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems. Our distribution strategy requires distributors to demonstrate a financial commitment by purchasing one or more demonstration systems, depending upon, among other considerations, the size of the distributor’s territory. Purchases of demonstration systems generally have no right of return.

Selling and Marketing Expense. Selling and marketing expenses were $370,714 for the three months ended September 30, 2011 and $219,650 for the three months ended September 30, 2010. This represents an increase of $151,064, or 69%. For the nine months ended September 30, 2011, selling and marketing expense increased $670,678, or 106%. The increase in selling and marketing expenses during both periods was due to the launch of our next generation 3DHD visualization system during the fourth quarter of 2010.  These increased costs in 2011 include market research, promotional costs, and travel expenses as well as depreciation expense related to new product demonstration units retained by us.

Research and Development Expense. We had research and development expenses of $385,917 for the three months ended September 30, 2011 and $467,564 for the three months ended September 30, 2010, representing a decrease of $81,647 or 17%.   The decrease in research and development expenses during both the three and nine month periods ended September 30, 2011 was primarily due to lower project costs during  2011 as compared with the prior year.  Development project costs were higher in 2010 due to the costs associated with developing our 3DHD Vision System which was completed in late 2010.  The decrease in project costs was partially offset by increased patent applications and filing costs.

General and Administrative Expense. General and administrative expenses include costs for administrative personnel, legal and accounting expenses, and various public company expenses. General and administrative expenses were $432,133 for the three months ended September 30, 2011 compared with $391,807 for the three months ended September 30, 2010, representing an increase of $40,326 or 10%. General and administrative expenses were $1,293,270 for the nine months ended September 30, 2011 compared with $1,154,381 for the nine months ended September 30, 2010, representing an increase of $138,889 or 12%. The increase during both the three and nine month periods ended September 30, 2011, compared with the prior year, was primarily due to an increase in  personnel costs and public company related costs. Additionally, increased travel expense also contributed to the total increase in general and administrative expense for the nine months ended September 30, 2011.

Other Income and Expense.  During the three months ended September 30, 2011, other income and expense totaled to income of $279 compared with income of $440 for the same period in 2010.  During the nine months ended September 30, 2011, other income and expense totaled to income of $70,801 compared with income of $1,200 for the same period in 2010.  During the first quarter of 2011, we recorded income of $69,952 related to compensation for the grant of a license to use a certain patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded during 2010.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss, as reported	$(569,172)	$(632,565)	$(1,875,555)	$(1,378,865)
Adjustments:
Total other income	(279)	(440)	(70,801)	(1,200)
Operating loss, as reported	(569,451)	(633,005)	(1,946,356)	(1,380,065)
Non-cash stock option expense	128,219	105,559	328,214	299,588
Depreciation and amortization	105,563	30,621	275,196	89,288
Operating loss before non-cash charges	$(335,669)	$(496,825)	$(1,342,946)	$(991,189)

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2007 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2011, we had no accruals for interest or penalties related to income tax matters.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2011 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, we did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2011, we do not have any senior securities outstanding.

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

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: November 3, 2011	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)