Form 10-K
period 2011-12-31
VIKING SYSTEMS INC
filed 2012-02-29
CIK 1065754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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
None
  Securities registered pursuant to Section 12(g) of the Act:
$0.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant on June 30, 2011 was approximately $13,185,832 (based on a total of 48,836,414 shares of the registrant’s common stock held by non-affiliates on June 30, 2011, at the closing price of $0.27 per share). Shares of voting stock held by each officer and director have been excluded because such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2012 was 72,554,620.

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

We sell the most recent version of our proprietary visualization system, called our 3DHD Vision System, under the Viking brand inside and outside the United States through our distributor network.  Our 3DHD Vision System is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons during complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery.  We released our 3DHD Vision System in the fourth quarter of 2010, and believe it to be the only stand-alone 3D laparoscopic vision system available today that is both FDA-cleared and CE-marked. From initial product release through December 31, 2011, we have shipped a cumulative total of 77 3DHD systems, including 38 distributor demonstration systems, 32 customer systems, two “Center of Excellence” systems, and five company-owned market development systems to independent commissioned representatives.

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

PRODUCT AND TECHNOLOGY OVERVIEW

Our two primary product lines are our 3DHD Vision Systems sold domestically and internationally through our distributor network, and our line of 2D digital cameras and components sold to our ODM/OEM partners who then sell our products to the end-users.

Viking 3DHD Vision System

We believe the Viking 3DHD Vision System provides the most advanced laparoscopic vision system on the market today, offering surgeons a variety of 3D endoscopes to choose from to suit their particular needs. We believe by offering different three dimensional optical lens systems, we are able to provide a product whereby each surgeon can have a customized solution that meets his or her particular demanding visualization needs as well as the needs of each minimally invasive surgical procedure, without compromise. When our proprietary endoscopes are coupled to our “state of the art” 3DHD camera system, the surgeon is able to view a live 3DHD image on a passive 3DHD display. The system also allows any other individual in the operating room to see the image by wearing a pair of lightweight passive glasses. The benefit of a completely passive viewing system means elimination of the user’s fatigue which is often associated with active (shuttered glasses) displays. The system is simple to use with virtually no learning curve since it was designed to integrate seamlessly into operating rooms that are currently equipped with older 2D systems. The system enables minimally invasive laparoscopic procedures to be performed in 3D, providing surgeons with accurate depth perception that allows for even the most complex surgical maneuvers to be performed confidently because the system provides surgeons with an accurate 3D view of the anatomy. The system can also deliver a high definition 2D image for those rare instances when a surgeon prefers 2D.

There are five key components to the Viking 3DHD Vision System:

Endoscopes:  We offer 6 different laparoscopes for the surgeon to choose from to meet his or her particular needs, including:

●	two styles of dual channel 3D scopes which provide a similar stereo effect to that of surgical robotic systems on the market today;
●	two styles of single channel 3D scopes that allow surgeons to rotate the laparoscopes a complete 360 degrees while the view of the surgical field remains upright; and
●	two styles of 2D scopes for rare procedures that either do not necessarily require a 3D view of the surgical field, or when the surgeon prefers 2D.

By offering different laparoscopes, our Viking 3DHD Vision System provides a complete surgical vision solution in a single system for the operating room staff and hospital administration.

3DHD Camera heads: Three different high definition camera heads are available to match up with the six styles and three types of endoscopes. The camera heads are lightweight and compact with simple, user-friendly interfaces for mating the scopes to the camera heads.

3DHD Control Unit: The heart of our system is the high definition universal camera control unit which recognizes which of the camera heads is plugged in and optimizes settings to simplify the setup so the surgeon can focus on what is important:  the patient and the procedure. The camera can also be customized to meet individual surgeon’s requirements through an easy to understand user interface.

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

Under the right circumstances, we would consider supplying our 3DHD Vision System on an OEM basis. We have had several preliminary discussions with potential partners in this regard.

We had three individual customers that each accounted for at least 10% of our revenues in the years ended December 31, 2011 and 2010.

Customers accounting for at least 10% of our revenues	Year Ended December 31,
	2011	2010
Customer A	34%	31%
Customer B	11%	24%
Customer C	11%	15%
Total sales to customers each representing more than 10% of our revenues	56%	70%

BUSINESS AND MARKET OPPORTUNITY

We Offer FDA-Cleared, Advanced and Affordable 3D Surgical Visualization Technology.

We believe our technology is at the forefront of advanced 3D visualization solutions for complex minimally invasive surgeries. As minimally invasive surgeries continue to gain popularity with both physicians and patients due to improved outcomes, faster recovery times and lower post-operative care costs, surgeons are seeking tools and techniques that make procedures faster, easier and/or safer. We believe there are currently no comparable, FDA-cleared 3D visualization systems on the market at our price points.

There are Significant Clinical and Workflow Benefits Associated with Improved Surgical Visualization.

Our 3DHD Vision System provides the surgical team with significant clinical and workflow benefits not currently available from 2D visualization systems. Our solution provides the benefits of natural 3D vision by providing depth perception cues and a sense of spatial relativity. The image is not a computer model or digital rendering; it is stereoscopic vision that closely approximates the surgeon’s visual acuity in open surgery. This is particularly important in complex and lengthy minimally invasive procedures that require safe and precise navigation of a patient’s anatomy. In addition, the 3D system provides a field of view that is more immersive than traditional 2D views.

The Practical Benefits of our 3DHD Vision System Expand Market Opportunities in an Environment that Places a Premium on Innovative Technologies.

We believe that the clinical benefits and potential applications of 3D visualization technology provide us with attractive market opportunities. The 3DHD Vision System combines the visual benefits of an open procedure with the clinical outcomes associated with minimally invasive surgery and enables more complicated surgical procedures to be performed using less invasive techniques. Due to these benefits, we believe the potential market for procedures that would be aided by our technology continues to expand. Moreover, in addition to our current procedural focus, there are several other procedural specialties that offer significant expansion opportunities for the technology. The expansion segments include:

●	Functional endoscopic sinus surgery;
●	Cardiothoracic surgery;
●	Neuro endoscopy;
●	Pediatric endoscopy; and
●	Minimally invasive spine surgery.

The global market for minimally invasive surgical vision systems is estimated at $2 billion per year and approximately 30,000 systems annually.  The US market alone for 2DHD systems is estimated at $800 million. The last product cycle upgrade began in 2005, when only 12% of systems placed were HD, with the balance being standard definition. By 2008, 65% penetration by HD had been achieved. We believe that it is reasonable to assume that the market conversion in the past decade from 2D standard definition to 2D high definition portends a comparable conversion from 2D to 3D high definition.

Our ODM/OEM Business Provides Recurring Revenues

Historically, our ODM/OEM business has provided us with a recurring source of revenue and has been a source of growth over the last several years. We are the strategic visualization supplier and partner for several leading procedure-specific medical device manufacturers such as B. Braun, Richard Wolf, Boston Scientific, Medtronic and Biomet, Inc. We have sold over two thousand 2D digital cameras along with accessories and unique visualization solutions to our ODM/OEM partners. In 2011 and 2010, ODM/OEM sales accounted for approximately $7,010,000 and $6,481,000 in revenues, respectively.

OUR PRIMARY MARKET

We believe the primary market for our products is complex minimally invasive surgery that relies heavily on the use of endoscopic instruments, enabling instrumentation and visualization technologies. We believe the key growth drivers in minimally invasive surgery include the following:

●	Improved patient outcomes;
●	Economic benefits associated with shorter hospital stays;
●	Proactive and informed patients continuing to seek out minimally invasive surgeries;
●	Patients making restorative health care choices to maintain a healthy lifestyle; and
●	With improved technologies, especially articulating instruments and downsized instruments, more procedures will continue to adapt to minimally invasive surgery techniques.

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

MARKET SEGMENTATION, COMPETITION AND PRODUCT POSITIONING OF OUR 3DHD SYSTEM

Although competition exists for aspects of our visualization product line, we believe that no other company currently offers a complete and independent, FDA cleared, 3DHD visualization solution specifically directed at complex minimally invasive procedures.   However, we are aware of a 3D system recently being offered for sale in certain markets outside the United States by Scholly Fiberoptic GmbH and are also aware of 3D systems being developed and demonstrated outside the United States by Karl Storz GmbH and Olympus, Inc. We believe the existence of these competitors’ systems and development efforts provides further evidence of the potential global market opportunity for adoption of 3D visualization for minimally invasive surgical procedures.

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

The number of minimally invasive surgical procedures performed each year continues to grow. Additionally, trends aimed at improving minimally invasive surgical procedures are resulting in increased demand for tools and technologies that allow surgeons to reduce the size and number of entry points utilized to perform procedures. We believe that providing surgeons with natural depth perception through a high definition 3D vision system is an essential element in improving minimally invasive surgical procedures.  These advancements in surgical procedures are aimed at improving the quality of patient care and patient outcomes.

A separate high end segment of the visualization technology market is fully immersive 3D-vision-enabled robotics (for example, Intuitive Surgical Inc.’s proprietary da Vinci System) which generally sells for up to $1,500,000 per system and requires disposables that cost the hospital an estimated $1,500 to $3,000 per procedure. We do not compete in this segment. Although the robotic technologies provided by companies such as Intuitive Surgical incorporate 3D vision capabilities into their systems, our products are not in direct competition with these products. Rather, our strategy is to offer stand-alone 3D vision capability at a substantially lower price. Depending on configuration, our 3DHD Vision System is priced at approximately $100,000 to end customers.

Our 3DHD solution provides a higher level of technical sophistication than 2D for minimally invasive surgery procedures, without the high cost and technical complexity of a robotic solution. Due to improvements in technology combined with the growing trends in 3D adoption in the consumer market, we believe that the adoption rate of our 3DHD Vision System in the medical market will greatly accelerate now that our 3DHD Vision System has been released.   Contributing to such expected increase in adoption is the fact that our 3DHD Vision System has a lower cost and selling price than our predecessor 3Di system and therefore is more competitively priced in relation to existing 2D high definition systems.  We believe a 5% penetration of worldwide vision system unit placements, or approximately 1,400 systems per year, could result in sales for our 3DHD technology in excess of $100 million annually. Currently, Karl Storz GmbH, Stryker Corporation, Olympus, Inc., Conmed Corporation, Richard Wolf and Smith & Nephew PLC are key suppliers of 2D vision systems to the medical market.

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

SALES AND MARKETING

Our global sales and marketing effort is designed to drive adoption of our product while developing a premium Viking-branded image for our products. We focus on a multi-tiered sales initiative, developing the market segments of interest and building relationships with key opinion leaders and academic centers.

In the United States, we sell through distributors who have been granted rights to sell the 3DHD Vision System in particular geographic areas.

In locations where we do not have distributor coverage in the United States, we sell our product directly through our Westborough, Massachusetts location under the direction of a senior sales executive and support staff.  This group develops customer contacts, demonstrates equipment and follows up on completed sales transactions to assure customer satisfaction.  These efforts are supported by technical resources from our Westborough, MA headquarters and manufacturing facility. With the recent commercial release of our 3DHD Vision System, we plan to continue to increase our distribution capability in the United States by identifying additional distribution partners for those geographic regions within the country where we do not have independent coverage.

Outside the United States, we have agreements in place with distributors to distribute our 3DHD Vision System in portions of Europe, Asia, the Middle East, Mexico and South America.  These sales are supported by a senior sales executive based in the United States and our personnel in Westborough, Massachusetts.

Our marketing strategy includes exposure through trade shows, encouraging clinical studies and publications, and working with prominent academic healthcare institutions on new product development opportunities. Our marketing objective is to create premium brand recognition for our products, which we believe will support growth of our 3DHD Vision System placements.

With our predecessor 3Di system, we experienced the most success in the specialty segments of urology, bariatrics and laparoscopic gynecology. Using urology as an example, we believe that the drivers for adoption of our 3DHD Vision System are compelling for a number of reasons, including the following:

●
Minimally invasive urological procedures are complex and, as demonstrated by the adoption of surgical robotic systems, urological surgeons require 3D depth perception to more safely and precisely navigate the anatomy of a patient;

●	Urological surgeons are influential in purchasing decisions;
●	Our 3DHD Vision System provides a much lower cost alternative to hospital administration and is a more flexible alternative to a robot; and
●	Procedures in urology are well defined and we believe we can address the visualization requirements for most urological procedures.

OPERATIONS

Our operations are located in Westborough, Massachusetts. Our President and Chief Executive Officer oversees a staff of 27 full-time employees and several consultants. These personnel staff our manufacturing, product development, quality assurance, regulatory affairs, marketing, technical and sales support and administrative functions.

Production processes that are conducted at our Westborough facility include final assembly, test and integration services of surgical video systems. Equipment used in the production and engineering process consists of benches, custom fixtures, test equipment and hand tools. We outsource all fabrication operations. There is currently floor space capacity to build and ship planned OEM shipments, as well as to build a substantial number of 3DHD Vision Systems per year. We believe additional skilled labor and facility space is readily available in the local market as our production volume increases.

We utilize sole source technology from Tyco International, Panasonic, Toshiba, and Henke-Sass Wolf. We maintain good relationships with all of our current suppliers and it has been their policy to notify us well in advance of the end of life of a particular component so we are able to make the necessary final orders and/or design modifications to support the replacement technology.

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

PRODUCT DEVELOPMENT

Our product development priorities include supporting the development phase of new OEM customer programs, supporting the clinical expansion process, upgrading and enhancing our core platform products, and developing new products to expand our product lines. We are dedicated to providing the highest quality and best video image on the market, in addition to delivering that image in 3D. During 2011 and 2010, we incurred $1,418,930 and $1,398,067, respectively in research and development expenses. We did not receive any customer reimbursement of our research and development expenses.

The following initiatives are most important to our product development:

OEM Product Development

For the OEM market, we have continued to improve our 2D high definition products to enhance image quality.

We believe 3D visualization is an essential part of advanced surgical robotic systems. We have supplied 3D Vision Systems to four surgical robotic companies and believe an opportunity exists to enter into long term supply arrangements with developers and manufacturers of surgical robots to supply 3D visualization.

“Viking” Brand Product Development

We continue to evaluate technologies and refine the pathway for future generations of our system. While we are focused on improving visualization, we intend also to explore providing a complete advanced minimally invasive surgical solution rather than a visualization-only system.

We believe an additional opportunity exists for us to market and supply 3D vision systems for use with advanced hand held articulating surgical instruments.  We have had discussions with several such developers of these instruments and continue to evaluate opportunities to broaden the market for our 3DHD Vision System.

INTELLECTUAL PROPERTY

Our technology base was built through internal research and development, and by license and acquisition. We hold fourteen issued patents, two design patent applications and have five other patent applications pending. We also hold non-exclusive license rights to four U.S. patents and four international patents.

On August 5, 2008, we licensed our patent portfolio to Intuitive Surgical, Inc. pursuant to an exclusive license agreement.  The license agreement provides Intuitive Surgical with perpetual, exclusive rights to use all of our then-held patents in the medical robotics field, as defined in the license agreement.  We maintained the right to sell non-stereoscopic products and our then-current stereoscopic products that utilize the licensed patents in the medical robotics field.  We received $1 million for the license.  Our 3DHD Vision System, as currently marketed, does not incorporate any of the patents licensed to Intuitive Surgical, Inc.

QUALITY ASSURANCE AND REGULATORY AFFAIRS

All of the medical devices that we develop are regulated by the U.S. Food and Drug Administration, or FDA, in the United States. The nature of the FDA requirements applicable to medical devices depends on the device’s classification by the FDA. Our current products are classified as Class II medical devices. A device classified as a Class II device usually requires, at a minimum, FDA 510(k) clearance. Our 3DHD Vision System was cleared to be marketed in the United States via 510(k) number K101810 dated August 30, 2010 and has also obtained the CE mark of the European Union.

Our regulatory function is managed internally and supported by a regulatory affairs consultant with over 20 years of experience in the medical device industry. The consultant also acts as our management representative as required by the Medical Device Directive. Additionally, we have two full-time employees performing quality control functions. To comply with quality requirements, we also rely on our suppliers’ quality systems and ISO registrations as well as historical data to support our material acceptance.

 We use the following criteria to prioritize and guide the decision making process in our quality organization:

●	Patient and user safety;
●	Compliance with all applicable U.S. and international standards for medical device manufacture;
●	Highest quality product based on the product specification; and
●	On-time delivery.

Our Westborough, MA facility was the subject of a routine surveillance audit by the FDA in August 2011. No significant adverse findings were noted. To ensure our compliance with ISO standards, “Notified Body” inspections of our facility occur annually.  Our last Notified Body review was in June 2011 and resulted in a recommendation that we maintain our certification.

Governmental Regulation of Medical Devices

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States.  Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by certain state agencies.  Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution.  In addition, certain material changes or modifications to, and changes in the intended use of, medical devices also are subject to FDA review and clearance or approval.  The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.  Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

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

Device Approval

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application.  If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining that such a device is substantially equivalent to a predicate device.  The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence.  The FDA requires a rigorous demonstration of substantial equivalence.

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

Investigational Device Exemption Application

All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA’s investigational device exemption regulations.  If the device presents a “significant risk,” the manufacturer or distributor of the device is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials.  This application must be supported by prior data, typically the result of animal and bench testing.  If the application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA.  If the device presents a “non-significant risk,” approval by an institutional review board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements.  However, the FDA can disagree with a non-significant risk device finding.

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

Foreign Requirements

The sale of medical device products outside of the United States is subject to foreign regulatory requirements that vary from country to country.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.  Our failure to comply with foreign regulatory requirements would jeopardize our ability to market our products outside the United States. The current regulatory environment in Europe for medical devices differs significantly from that in the United States.  Since June 1998, all medical devices sold in the European Union must bear the CE mark.  Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest.  Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.”  After compliance is obtained, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

Employees

As of February 1, 2012, we have 28 full-time employees.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

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

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions. As a result of current economic conditions, potential customers may elect to defer purchases of capital equipment items, such as the products that we manufacture and supply. Additionally, the credit markets and the financial services industry are only beginning to recover from a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations and thus adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. These economic factors and others could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

We will likely face significant competition which could adversely affect our revenues, results of operations and financial condition.

The market for medical products and services is highly competitive and new offerings and technologies are becoming available regularly. Many of our competitors are substantially larger than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Eventually, competition may also drive down the prices of our products, which could adversely affect our gross margin and our profitability, if any. We cannot guarantee that we will compete successfully against our potential competitors.

We depend upon our Chief Executive Officer and other key personnel.

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

In the year ended December 31, 2011, we had sales to three customers that each accounted for at least 10% of our revenues. The customers accounted for 34%, 11% and 11% of our revenues, respectively. We had sales to three customers that each accounted for at least 10% of our revenues in the year ended December 31, 2010.  No other customer accounted for more than 10% of our revenues during those periods. Although the success of our 3DHD Vision System may mitigate this factor, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a company headquartered in the United States with significant sales in the United States, this healthcare reform legislation has and will continue to materially impact us. There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on United States sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented approximately 20 percent of our worldwide net sales in 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

By engaging in the medical devices business, we face an inherent business risk of exposure to product liability claims in the event the use of our products results in personal injury or death.  Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We need to maintain adequate product liability insurance coverage.  If we are able to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from liabilities we might incur in connection with the development, manufacture and sale of our products. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

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

Our officers and directors hold a significant amount of common stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of December 31, 2011, our directors and executive officers as a group beneficially own approximately 9,532,727 shares or 13.1% of our outstanding common stock, and assuming that their warrants and options (exercisable as of 60 days from December 31, 2011) were exercised, our directors and executive officers are deemed to beneficially own approximately 25,379,769 shares or  28.7% of our outstanding common stock as of December 31, 2011.   Certain of our officers and directors disclaim beneficial ownership of certain shares included in the description above. The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our common stock is quoted on the OTCQB and the OTCBB.  If the market price per share of our common stock is less than $5.00, the shares may be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

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

Although our common stock is currently quoted on the OTCQB and the OTCBB, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained.  You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.

ITEM 2. PROPERTIES

We lease an 18,210 square foot facility in Westborough, Massachusetts. This facility houses our corporate headquarters, manufacturing, and research and development.  The lease expires on September 30, 2015.  Under this lease, we are committed to make payments totaling approximately $948,000 for the 45 months from January 1, 2012 through September 30, 2015. Depending upon our rate of growth, we believe that we may need to obtain additional operating space prior to the end of the lease. We believe we will be able to obtain additional space prior to the lease expiration, if needed, and that upon expiration of the lease, we will be able to renew, extend or obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (OTCQB:VKNG) is quoted on  OTCQB, the OTC market tier for companies that are reporting with the SEC. Our common stock is also quoted on the OTC Bulletin Board, OTCBB, under the symbol “VKNG.OB.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2010:

First Quarter	$0.29	$0.14
Second Quarter	$0.29	$0.16
Third Quarter	$0.46	$0.21
Fourth Quarter	$0.49	$0.27

Fiscal Year Ended December 31, 2011:

First Quarter	$0.31	$0.23
Second Quarter	$0.36	$0.24
Third Quarter	$0.28	$0.18
Fourth Quarter	$0.32	$0.19

Fiscal Year Ending December 31, 2012:

First Quarter (through Feb. 14)	$0.25	$0.22

Shares Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we did not issue any unregistered equity securities.

Holders

As of December 31, 2011, there were approximately 112 stockholders of record of our common stock.

Dividends

We did not pay any dividends during the year ended December 31, 2011.

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

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

We sell the most recent version of our proprietary visualization system, called our 3DHD Vision System, under the Viking brand inside and outside the United States through our distributor network. Our 3DHD Vision System is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons during complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, cardiac, neurologic and general surgery. We released our 3DHD Vision System in the fourth quarter of 2010 and we believe it to be the only stand-alone 3D laparoscopic vision system available today that is both FDA-cleared and CE-marked. From initial product release through December 31, 2011, we have shipped a cumulative total of 77 3DHD systems, including 38 distributor demonstration systems, 32 customer systems, two “Center of Excellence” systems, and five company-owned market development systems to independent commissioned representatives.

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

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2007, we raised net proceeds of $7.7 million through the sale of common and preferred stock in private placements and approximately $14.1 million through the issuance of convertible notes and debentures. On January 4, 2008 we recapitalized the Company, converting all outstanding preferred stock and convertible debt to common stock and warrants, and raising an additional $2.6 million in a concurrent private sale of common stock with warrants.  From January 5, 2008 through December 31, 2011, we raised an additional $6.3 million in a variety of equity transactions involving common stock and warrants. The total cash raised from January 1, 2004 through December 31, 2011 was $30.7 million.  As of December 31, 2011, we had cash and cash equivalents of $1,261,864. We have incurred net losses and negative cash flows from operations. In our most recent financing on May 10, 2011, we closed on agreements with accredited investors to issue an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, with gross proceeds of $3.0 million.

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

 In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional capital or financing, we may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we may need to raise additional capital to execute our business plan and expand our operations. We do not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In January 2012 we engaged an investment banking firm to seek financing and/or strategic alternatives in order to fund our key growth initiatives. These efforts are ongoing. If we are not able to secure financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

Net cash used in operating activities for the year ended December 31, 2011 was $2,312,704 compared with $2,443,268 of cash used in operating activities for the year ended December 31, 2010. This $130,564 decrease in cash used in operating activities was attributable primarily to less cash consumed by the changes in the year-end balance sheet related to accounts receivable, inventory, other assets, account payable, accrued liabilities and deferred revenue during the year ended December 31, 2011 compared with the amount of cash used during 2010 from the combined changes in these items.

During the year ended December 31, 2011, cash used in investing activities was $652,290 compared with $403,102 for the same period in the prior year. The increase relates primarily to the costs of 3DHD demonstration systems.

Net cash provided by financing activities was $3,276,573 during the year ended December 31, 2011 compared with $3,075,534 provided by financing activities during the year ended December 31, 2010. This increase in cash provided by financing activities was primarily due to the private placement that closed on May 10, 2011, in which we raised gross proceeds of $3,000,000 less stock issuance costs incurred of $111,028.   The cash provided by financing activities in 2010 was related to the net proceeds received from selling common stock through our previous equity line.

 Results of Operations

Sales. We had sales of $10,779,655 for the year ended December 31, 2011 and $8,041,048 for the year ended December 31, 2010, representing an increase of 34%.  The increase in sales during 2011 was due to increased sales volume of our Viking-branded products, primarily due to the release of our 3DHD Vision System in late 2010.  Sales of Viking-branded products increased from $1,560,142 during 2010 to $3,770,160 during 2011, an increase of $2,210,018. Sales of our OEM products, primarily of high definition 2D cameras, increased from $6,480,906 during 2010 to $7,009,495 during 2011.

	Year Ended December 31,
	2011	2010	Change
Branded products	$3,770,160	$1,560,142	$2,210,018
OEM products and service	7,009,495	6,480,906	528,589

Total sales	$10,779,655	$8,041,048	$2,738,607

Number of 3Di systems	4	9	(5)
Number of 3DHD systems	55	14	41

Total 3D systems	59	23	36

Gross Profit. For the year ended December 31, 2011, gross profit was $2,058,716 or 19% of sales, compared with gross profit of $1,588,060 or 20% of sales, for 2010.  We realized lower than typical gross margins on initial sales of distributor demonstration systems of our new 3DHD Vision System during 2011 and during the fourth quarter of 2010.  The demonstration systems are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for resalable systems.  Our distribution strategy requires distributors to demonstrate a financial commitment by purchasing one or more demonstration systems, depending upon, among other considerations, the size of the distributor’s territory.

During the year ended December 31, 2010, gross profit as a percentage of sales was adversely impacted partially due to $228,000 of inventory related write-downs related to reserves taken on remaining inventory for our previous generation 3Di vision system in the fourth quarter of 2010. Sales of this product line have essentially ceased due to the introduction of our 3DHD Vision System.

Selling and Marketing Expenses. Selling and marketing expenses were $1,940,752 for the year ended December 31, 2011 and $1,103,528 for 2010.  This represents an increase of $837,224 or 76%.  The increase in selling and marketing expenses for 2011 was due to the launch of our next generation 3DHD visualization system, which was initially introduced during the fourth quarter of 2010, and the associated  increase in market research, promotional costs,  personnel costs and travel expenses as well as depreciation expense related to new product demonstration units retained by us.

Research and Development Expenses.  We had research and development expenses of $1,418,930 for the year ended December 31, 2011 and $1,398,067 for 2010, representing an increase of $20,863 or approximately 1.5%. The increase in research and development expenses during 2011 compared with 2010 occurred in the fourth quarter of 2011.  Throughout the first nine months of 2011, we experienced a decrease in total research and development expense of $81,647, compared with the same period in the prior year primarily due to lower project costs partially offset by increased personnel costs. The overall increase in 2011 was attributed to an increase in personnel costs and project costs during the last quarter of 2011, which amount more than offset the decrease in total research and development costs experienced through the first nine months of 2011.

General and Administrative Expenses.  General and administrative expenses include costs for administrative personnel, legal and accounting expenses and various public company expenses. General and administrative expenses were $1,697,739 for the year ended December 31, 2011 compared with $1,525,498 for 2010, representing an increase of $172,241 or 11%. The increase in general and administrative expenses during 2011, compared with the prior year, was primarily due to an increase in personnel costs and public company related costs including the cost associated with expanding our Board of Directors and the cost of investor relations services.

Other Income (Expense).  During the year ended December 31, 2011, other income and expense totaled to income of $70,994 compared with income of $1,952 for 2010.  During the first quarter of 2011, we recorded income of $69,952 related to compensation we received from the grant of a license to use a certain patent in the nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded during 2010.

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

 A reconciliation of net loss in accordance with generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Year Ended December 31
	2011	2010
Net loss, as reported	$(2,927,711)	$(2,437,081)
Adjustments:
Total other income	(70,994)	(1,952)
Operating loss, as reported	(2,998,705)	(2,439,033)
Non-cash stock based compensation expense	475,054	412,147
Depreciation and amortization	408,501	159,220
Operating loss before non-cash charges	$(2,115,150)	$(1,867,666)

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

Contractual Obligations and Commitments

We have obligations pertaining to the operating lease for our Westborough, MA facility through September 30, 2015. Future minimum lease payments through September 2015 are as follows:

Period	Amount
2012	$250,280
2013	251,445
2014	254,940
2015	191,205
Total	$947,870

We have a royalty agreement with a medical device company. The royalty agreement requires payments to the licensor of 4% of our sales related to products that use the licensed intellectual property. As of December 31, 2011 and 2010, we had accrued royalties related to this agreement of $37,300 and $37,300 respectively. During 2011 and 2010, we did not pay any royalties under this agreement.

Use of Estimates and Critical Accounting Policies

Our Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2008 remain open to examination by U.S. federal and state tax authorities, respectively. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, we had no accruals for interest or penalties related to income tax matters.

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

Stock-Based Compensation. The measurement and recognition of compensation expenses for all share-based payment awards to employees and directors are based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.

Recent Accounting Pronouncements

See Note 17 of Notes to Financial Statements in Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects of such pronouncements on our financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Viking Systems, Inc.

We have audited the accompanying balance sheets of Viking Systems, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Systems, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
February 29, 2012

VIKING SYSTEMS, INC.
Balance Sheets
December 31, 2011 and 2010

Assets
	2011	2010
Current assets:
Cash and cash equivalents	$1,261,864	$950,285
Accounts receivable, net	1,184,064	1,008,042
Inventories	2,308,564	1,619,094
Prepaid expenses and other current assets	58,704	184,842
Total current assets	4,813,196	3,762,263

Property and equipment, net	627,128	365,302
Intangible assets, net	-	70,000
Total assets	$5,440,324	$4,197,565

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,131,694	$1,131,133
Accrued expenses	654,908	492,165
Deferred revenue	310,658	55,119
Total current liabilities	2,097,260	1,678,417

Noncurrent liabilities	579,444	579,444
Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, 25,000,000 shares authorized; No shares outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 72,554,620 and 58,806,434 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	72,554	58,806
Additional paid-in capital	34,353,836	30,615,957
Accumulated deficit	(31,662,770)	(28,735,059)
Total stockholders' equity	2,763,620	1,939,704
Total liabilities and stockholders' equity	$5,440,324	$4,197,565

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010

Sales	$10,779,655	$8,041,048
Cost of sales	8,720,939	6,452,988

Gross profit	2,058,716	1,588,060

Operating expenses:
Selling and marketing	1,940,752	1,103,528
Research and development	1,418,930	1,398,067
General and administrative	1,697,739	1,525,498
Total operating expenses	5,057,421	4,027,093

Operating loss	(2,998,705)	(2,439,033)

Other income (expense):
Interest income	1,042	2,129
Interest expense	-	(177)
Gain on sale and license of assets	69,952	-
Total other income	70,994	1,952

Net loss applicable to common shareholders	$(2,927,711)	$(2,437,081)

Net loss per common share - basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic and diluted	67,712,652	52,437,504

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2011

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2009	45,356,765	$45,356	$27,156,316	$(26,297,978)	$903,694

Stock-based compensation	-	-	412,147	-	412,147
Proceeds from sale of common stock, net of stock issuance costs	10,970,068	10,970	2,779,603	-	2,790,573
Proceeds from exercise of common stock warrants	1,502,060	1,502	268,869	-	270,371
Issuance of common stock in connection with cashless exercise of warrants	977,541	978	(978)	-	-
Net loss	-	-	-	(2,437,081)	(2,437,081)

Balance December 31, 2010	58,806,434	$58,806	$30,615,957	$(28,735,059)	1,939,704

Stock-based compensation	90,000	90	474,964	-	475,054
Proceeds from sale of common stock through equity line	1,576,164	1,576	386,025	-	387,601
Proceeds from sale of common stock, net of stock issuance costs	12,000,000	12,000	2,876,972	-	2,888,972
Issuance of common stock in connection with cashless exercise of warrants	82,022	82	(82)	-	-
Net loss	-	-	-	(2,927,711)	(2,927,711)

Balance December 31, 2011	72,554,620	$72,554	$34,353,836	$(31,662,770)	$2,763,620

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(2,927,711)	$(2,437,081)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,501	159,220
Stock-based compensation expense	475,054	412,147
Gain on sale and license of asset	(69,952)	-
Change in operating assets and liabilities:
Accounts receivable	(176,022)	(552,554)
Inventories	(637,507)	(101,562)
Prepaids and other assets	126,138	(132,329)
Accounts payable	99,748	488,302
Accrued expenses	133,508	24,497
Deferred revenue	255,539	(303,908)
Net cash used in operating activities	(2,312,704)	(2,443,268)

Cash flows from investing activities:
Purchases of property and equipment	(652,290)	(403,102)
Net cash used in investing activities	(652,290)	(403,102)

Cash flows from financing activities:
Proceeds from warrant exercise	-	270,371
Net proceeds from issuance of common stock	3,387,601	2,842,173
Payments for stock issuance costs	(111,028)	(37,010)
Net cash provided by financing activities	3,276,573	3,075,534

Net increase in cash and cash equivalents	311,579	229,164

Cash and cash equivalents at beginning of year	950,285	721,121

Cash and cash equivalents at end of year	$1,261,864	$950,285

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$177
Income taxes	$1,406	$1,256

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Statements of Cash Flows
Continued

Non-cash, investing and financing activities:

During the year ended December 31, 2011, the Company:

•	Issued 82,022 shares of common stock in connection with the cashless exercise of 207,781 warrants.

 During the year ended December 31, 2010, the Company:

•	Issued 977,541 shares of common stock in connection with the cashless exercise of 2,015,979 warrants.

See accompanying notes to the financial statements.

VIKING SYSTEMS, INC.
Notes to Financial Statements

1.	Organization and Basis of Presentation

Organization and Business
Viking Systems, Inc., (“Viking” or the “Company”) was organized as a corporation in the state of Nevada on May 28, 1998, for the purpose of providing training and curriculum for the information technology industry. During 2001, Viking changed its business focus to the development of software applications, hardware sales and leasing, and training and support. As of December 31, 2002, Viking discontinued its operations.  During 2004, Viking purchased the assets of the visualization technology business of Vista Medical Technologies Inc. (“Vista”), a Delaware corporation, involved in the development, manufacture, and sale of visualization devices for the medical market. The assets acquired from Vista formed the new business direction of Viking in 2004 and are integral to the Company’s current ongoing business. Effective July 25, 2006, the Company changed its domicile from the State of Nevada to the State of Delaware by way of a reincorporation merger. Its Certificate of Incorporation and Bylaws as a Delaware corporation are similar to the Articles of Incorporation and Bylaws that the Company had as a Nevada corporation.

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

The Company has incurred net losses and negative cash flows from operations. Management believes that the Company may need to raise additional capital to execute its business plan and provide operating flexibility through at least the next twelve months.

The Company’s forecasted cash position is highly dependent upon future sales growth, primarily the rate of adoption of its 3DHD Vision System. As part of managing its business, the Company frequently forecasts its future cash flow and cash position. Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately, the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.  If forecasted orders do not materialize or existing orders are cancelled or reduced, this could have a material adverse impact on the Company’s projected cash position.

In the event the Company’s current working capital is not adequate to fund its operations and growth and  it does not receive any additional capital or financing, the Company may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, production, or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the business, financial condition and results of operations.

The Company may need to raise additional capital to execute its business plan and expand its operations. The Company does not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests. In January 2012 the Company engaged an investment banking firm to seek financing and/or strategic alternatives for the Company in order to fund its key growth initiatives. These efforts are ongoing. If the Company is not able to secure financing and is not generating positive cash flow, the Company will consider other options, including curtailing operations.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
Viking considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Financial Instruments
The Company’s financial instruments as of December 31, 2011 and 2010 consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Concentration Risk
Financial instruments which potentially subject Viking to concentration of credit risk consist primarily of accounts receivable and cash and cash equivalents. In the normal course of business, Viking provides credit terms to its customers. Accordingly, Viking performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.  The Company had accounts receivable due from four customers representing greater than 10% of total accounts receivable at December 31, 2011 representing amounts due to the Company of $299,000, $215,490, $165,608 and $130,908. The Company had accounts receivable from two additional customers, neither of which accounted for greater than 10% of total accounts receivable, that totaled to $208,134, or 18.0 % of total accounts receivable at December 31, 2011. Viking had accounts receivable due from two customers representing greater than 10% of total accounts receivable at December 31, 2010, in amounts of $339,120 and $106,000

Viking maintains its cash and cash equivalents in deposit accounts, some of which may at times be uninsured or may exceed the current Federal Deposit Insurance Corporation insurance limits.  Viking has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2011 and December 31, 2010, no allowance for doubtful accounts receivable was considered necessary.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the standard cost which approximates the weighted average method. Work-in-process and finished goods are stated at the lower of cost or market. Viking reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives
Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset. At December 31, there was no evidence of impairment of long-lived assets.

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

For the sale of products and services as part of a multiple-element arrangement, the Company allocates revenue from multiple-element arrangements to the elements based on the relative fair value of each element with stand-alone value. Revenue associated with undelivered elements is deferred and recorded when delivery occurs.

Shipping and Handling Costs
Shipping and handling costs are classified as selling and marketing expenses.  For the years ended December 31, 2011 and 2010, shipping and handling expense was $68,909 and $38,363, respectively.

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

Due to the net losses for the years ended December 31, 2011 and 2010, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for each respective year.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	Years Ended December 31,
	2011	2010

Warrants	29,864,794	20,888,131
Stock Options	11,282,920	9,182,920
Total	41,147,714	30,071,051

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

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

4.	Inventories

Inventories consist of the following at December 31:

	2011	2010
Inventories:
Parts and supplies	$1,148,313	$1,362,960
Work-in-progress	500,262	381,475
Finished goods	1,121,746	313,981
Valuation reserve	(461,757)	(439,322)
	$2,308,564	$1,619,094

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010

Equipment	$1,639,897	$1,228,114
Furniture and fixtures	133,026	133,026
	1,772,923	1,361,140
Less accumulated depreciation	(1,145,795)	(995,838)
	$627,128	$365,302

Depreciation expense was $338,501 and $89,220 for the years ended December 31, 2011 and 2010, respectively.  During 2011 and 2010, demonstration equipment with net book values of $51,963 and $14,822, respectively, was reclassified from property and equipment to inventory and subsequently sold.

6.	Intangible Assets

Intangible assets consist of the following at December 31:

	2011	2010

Patents and other assets	$350,000	$350,000
Less accumulated amortization	(350,000)	(280,000)
	$-	$70,000

In November 2006, as part of a technology transfer and settlement agreement, the Company paid $350,000 for the ownership of intellectual property including fourteen patents and non-exclusive license rights to four U.S. patents and four international patents.

These assets were amortized over a five year period using the straight line method. Amortization expense amounted to $70,000 for both 2011 and 2010.  These assets became fully amortized at December 31, 2011.

7.	Accrued expenses

Accrued expenses consist of the following at December 31:

	2011	2010
Employee and director compensation	$406,013	$307,159
Professional and consulting fees	80,806	88,000
Other accrued expenses	168,089	97,006
	$654,908	$492,165

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

8.	Deferred Revenue

As of December 31, 2011 and 2010, the Company had deferred revenue of $310,658 and $55,119, respectively, which consisted of sales for which all elements of the agreements were not completed and for service plan agreements that has been deferred until the service period has occurred.

9.	Income Taxes

The components of the 2011 and 2010 provision for federal and state income tax benefit (expense) are summarized below:

	2011	2010
Current
Federal	$-	$-
State	(1,500)	(2,200)

Deferred
Federal	-	-
State	-	-
	$(1,500)	$(2,200)

The difference between income taxes at the Federal statutory rate of 35% and the amount presented in the financial statements is a result of the following:

	2011	2010

Expected income tax benefit at statutory rate	$1,024,000	$853,000
Meals and entertainment	(5,700)	(4,500)
Minimum state taxes	(1,000)	(1,400)
Non deductible stock options	(117,000)	(134,000)
Return to provision difference	65,000	20,000
Change in valuation allowance (1)	(966,800)	(735,300)
	$(1,500)	$(2,200)

(1)	The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the change in the valuation allowance.

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows at December 31,

	2011	2010

Basis difference in fixed assets	$(43,000)	$126,000
Accrued liabilities and accounts payable	330,000	117,000
Stock options	404,000	357,000
Inventory reserve	185,000	176,000
Intangible asset basis difference	86,000	68,000
Deferred revenue	9,000	-
Less valuation allowance	(971,000)	(844,000)
	$-	$-

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

As of December 31, 2011, the Company had not yet completed its analysis of the deferred tax assets for its net operating losses of approximately $23 million and research and development credits of approximately $445,000 generated through 2011. The future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred.  In order to make this determination, the Company will need to complete an analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been performed, the Company has not reflected the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and the corresponding valuation allowance.

The Company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that all or a portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $971,000 as of December 31, 2011 due to the uncertainty of the future realization of the deferred tax asset.

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance relating to uncertain tax positions which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the   applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted this guidance on income taxes at the beginning of fiscal year 2007.  Upon adoption, the Company had no unrecognized tax benefits, and there were no material changes during the years ended December 31, 2011 and 2010.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters during the years ended December 31, 2011 and 2010.

10.	Operating Leases

Viking leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015. Future minimum lease payments through September 2015 are as follows:

Period	Amount
2012	$250,280
2013	251,445
2014	254,940
2015	191,205
Total	$947,870

For the years ended December 31, 2011 and December 31, 2010, rental expenses were $247,317 and $246,000, respectively.

11.	Sale of Common Stock and Warrants

On May 5, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Clinton Magnolia Master Fund, Ltd. and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue shares of the Company’s common stock and warrants exercisable to purchase shares of common stock for an aggregate offering price of $3.0 million (the “Offering”). On May 10, 2011, the Offering closed and the Company issued and sold to the Investors an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock. The warrants have an exercise price of $0.25 per share, expire five years from May 10, 2011, and are exercisable, in whole or in part, at any time prior to expiration. In conjunction with the completed Offering, the Company agreed to reimburse Clinton Group, Inc. an amount up to $50,000 for reasonable and documented out-of-pocket expenses incurred by the Investors. Total stock issuance costs incurred were $111,028 and were recorded as a reduction in additional paid in capital.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

Concurrent with the Offering, Clinton Magnolia Master Fund, Ltd. reached an agreement with Midsummer Investment Ltd. (“Midsummer”) and purchased all common stock and warrants of the Company then held by Midsummer. The Company was not a party to this transaction.  At the time of the Offering, Midsummer owned 7,223,457 shares of the Company’s common stock, or approximately 12% of the Company’s total shares outstanding, and warrants to purchase an additional 5,551,034 shares of the Company’s common stock at an exercise price of $0.18 per share.

Pursuant to the terms of the Purchase Agreement, on May 10, 2011, the Company terminated its equity line of credit facility under an investment agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) dated January 7, 2010 (the “Investment Agreement”).

The Company also entered into a Registration Rights Agreement dated as of May 5, 2011, as amended May 26, 2011, with the Investors (together, with the amendment, the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the resale by the Investors of the 12,000,000 shares of the Company’s common stock underlying the Purchase Agreement and 4,278,805 of the 9,000,000 shares of common stock issuable upon exercise of the warrants, for an aggregate of 16,278,805 shares registered. The Company filed the required registration statement to register the resale of 16,278,805 shares, and the SEC declared it effective on June 30, 2011.

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

12.	Investment Agreement

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

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by Dutchess of 15,000,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement.  The Company filed the required registration statement, and it was declared effective by the SEC on February 12, 2010. On July 29, 2011, the Company executed a post-effective amendment to deregister the 2,453,768 shares of common stock not sold under the Investment Agreement and as previously registered in the Registration Statement. The SEC declared the post-effective amendment effective on August 1, 2011.

During the year ended December 31, 2011, the Company sold 1,576,164 shares under the Investment Agreement for $387,601 for an average price per share price of $0.246. During the year ended December 31, 2010, the Company sold 10,970,068 shares under the Investment Agreement for $2,842,173 for an average per share price of $0.293. The Company incurred total direct and incremental costs of $51,600 in establishing the Investment Agreement.

13.	Stock-Based Compensation

During the quarter ended  March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009 and November 2011, the Board of Directors approved amendments to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares, and 3,000,000 shares, respectively. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 12,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Stock Incentive Plan as of the effective date of the 2008 Equity Plan and which would have otherwise reverted to the share reserve of the 2004 Stock Incentive Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan. During the year ended December 31, 2011, 1,500,000 options were granted under the 2008 Equity Plan and 600,000 options were granted under the Directors’ Plan. At December 31, 2011, 2,120,000 shares remain available for grant under the 2008 Equity Plan and 562,500 shares remain available under the Directors’ Plan.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide service in exchange for the award, -the requisite service period. The Company determines the grant-date fair value of employee and director share options using the Black-Scholes option-pricing model.  The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the year ended December 31, 2011 the Company granted 90,000 shares of restricted stock, under the 2008 Equity Plan, to non employees in exchange for services. The value of the services received for those shares was $24,000 and has been included in stock based compensation expense for the year ended December 31, 2011.

During the year ended December 31, 2011 and 2010, the Company recorded $475,054 and $412,147 respectively, in non-cash stock-based compensation expense. As of December 31, 2011, there was approximately $464,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.4 years.

During the years ended December 31, 2011, 2,100,000 stock options were granted with a weighted average exercise price of $0.26 per share based on the quoted market price on the day of grant. The valuation of stock options granted to employees and directors as determined using the Black-Scholes valuation model was approximately $346,000.  During the year ended December 31, 2011, the estimated fair value of stock options granted to employees and directors using the Black-Scholes valuation model incorporated the following assumptions: volatility of 79% - 84%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option.

A summary of stock option activity for the years ended December 31, 2010 and 2011 is as follows:

	Shares	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2009	7,125,420	0.41	$804,590	8.75
Granted	2,087,500	0.27		8.1
Cancelled and expired	(30,000)	28.33
Options outstanding December 31, 2010	9,182,920	0.29	$888,203	7.8
Granted	2,100,000	0.26		9.7
Cancelled or expired	-	-
Options outstanding December 31, 2011	11,282,920	0.29	$757,378	7.4
Options exercisable December 31, 2011	6,999,987	0.34	$423,579	6.7

A summary of non-vested stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options beginning January 1, 2011	4,784,158	$0.19
Granted	2,100,000	0.26
Vested	(2,601,225)	0.22
Exercised	-
Non-vested options at December 31, 2011	4,282,933	$0.20

Those options exercisable at December 31, 2011 range in price from $0.01 to $25.00.  The weighted average grant date fair value for options granted for during 2011 and 2010 was $0.26 and $0.27, respectively.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

14.	Stock Warrants

The following table summarizes warrants to purchase common stock outstanding for the years ended December 31, 2011 and 2010:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2009	24,406,170	$0.18-$0.75	$0.18	3.0

Expired	-
Exercised (A)	(3,518,039)	$0.18
Outstanding December 31, 2010	20,888,131	$0.18-$0.75	$0.18	2.0

Granted	9,240,000	$0.25	$0.25
Expired	(55,556)	$0.50-0.75	$0.63
Exercised (A)	(207,781)	$0.18
Outstanding at December 31, 2011	29,864,794	$0.18-0.25	$0.20	2.1

(A)
Warrants issued in 2008 allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  The Company does not have an effective registration statement covering these shares. During 2010, the Company issued 977,541 shares of common stock in connection with the cashless exercise of 2,015,979 warrants. During 2011, the Company issued 82,022 shares of common stock in connection with the cashless exercise of 207,781 warrants.

15.	Major Customers Suppliers, Segment and Related Information

Sales to individual customers that each accounted for at least 10% of the Company’s revenues were as follows:

Customers accounting for at least 10% of our revenues	Year Ended December 31,
	2011	2010
Customer A	34%	31%
Customer B	11%	24%
Customer C	11%	15%
Total sales to customers each representing more than 10% of revenues	56%	70%

Suppliers

The Company utilizes components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier.  The Company maintains a good relationship with its sole source suppliers and it has been their policy to notify the Company well in advance of the end of life of a particular component so that it is able to make the necessary final orders and/or design modifications to support the replacement technology.  However, if shortages of critical components occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products sold and customer markets. The Company’s Chief Executive Officer reviews financial information on our visualization products on a consolidated basis. The Company is in the business of designing, manufacturing and selling visualization systems for the medical market for use in minimally invasive surgical procedures. All of the Company’s revenues are substantially derived from sales of visualization systems and related services.

VIKING SYSTEMS, INC.
Notes to Financial Statements
Continued

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

	Years Ended December 31,
	2011	2010
United States	$2,076,050	$2,490,878
Germany (A)	5,259,848	4,376,488
Other	3,443,757	1,173,682
Total Revenues	$10,779,655	$8,041,048

(A)
The Company’s OEM products are sold to companies who resell the products in various geographic regions.  Although several of the Company’s OEM customers are Germany based companies, much of that product is resold into other countries.

16.	Commitments and Contingencies

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

Viking has also entered into a royalty agreement with a medical device company. The royalty agreement requires payments of 4% of the Company’s sales related to the products that use the licensed intellectual property. As of December 31, 2011 and 2010, Viking had accrued royalties related to this agreement of approximately $37,000. Viking did not pay any royalties under this agreement during 2011 and 2010.

17.	Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25 (formerly EITF 00-21), and primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, this guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company adopted this accounting effective January 1, 2011. The adoption of this accounting standard was not material to its financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of February 15, 2012, the current directors and executive officers of Viking who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

John “Jed” Kennedy	54	President, Chief Executive Officer and Director
William C. Bopp	68	Chairman of the Board of Directors
Joseph A. De Perio	33	Director
Hooks K. Johnston	74	Director
Amy S. Paul	60	Director
William Tumber	77	Director; Chairman of the Audit Committee and Chairman of the Compensation Committee
Robert Mathews	48	Executive Vice President and Chief Financial Officer

We believe our Board should be composed of individuals with sophistication and experience in the many substantive areas that impact our business. We believe experience, qualifications, or skills in the following areas are most important: experience in the medical products industry, accounting and finance, capital markets, engineering, strategic planning, innovation, human resources and development practices, and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each named Executive Officer and Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director and officer is as follows:

John “Jed” Kennedy
Effective January 4, 2010, Mr. John Kennedy was appointed by the Board of Directors to the position of President and Chief Executive Officer of Viking Systems, Inc.  Mr. Kennedy formerly served as President and Chief Operating Officer of our Company, and has served as a member of our Board since October 2007.  Prior to October 2007, Mr. Kennedy was the President of the Vision Systems Group at our Company. Mr. Kennedy joined Vista Medical Technologies, Inc. in January 1997 as Vice President of Research and Development. He was appointed Vice President/General Manager of Westborough Operations in January 2000 before being appointed Executive Vice President and COO in December 2000. Prior to joining Vista Medical Technologies, Inc., Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997, he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director of Research and Development and was responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell’s Electro-Optics and Avionics divisions. Mr. Kennedy received a B.S. in Manufacturing Engineering from Boston University in 1979.

William C. Bopp
Effective January 3, 2010, Mr. William C. Bopp resigned as Chief Executive Officer of Viking Systems, Inc.  He had served in that position since January 2008.  Mr. Bopp remains Chairman of the Board of Directors and has served as Chairman since October 11, 2007.  Prior to his employment with our Company, Mr. Bopp was a private investor. From 1999 to 2005, he was employed by Alaris Medical Systems, Inc., a developer, manufacturer and marketer of infusion devices and related disposable products. He served in various positions of increasing responsibility including as Vice President and Chief Financial Officer, and Senior Vice President and Chief Financial Officer. After Alaris was acquired for approximately $2.0 billion by Cardinal Health, Inc. in July 2004, Mr. Bopp assisted for an additional year with the integration of Alaris into Cardinal Health before retiring in 2005. Mr. Bopp was formerly Executive Vice President and Chief Financial Officer of C.R. Bard, Inc. From1980 to 1998, he held positions of increasing responsibility with Bard, currently a $2.0 billion developer, manufacturer and marketer of health care products. From 1995 through 1998, he also served as a member of the board of directors of Bard and a member of the board’s finance committee. Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and received his MBA in Finance from the Harvard Business School.

Joseph A. De Perio
Mr. Joseph A. De Perio was appointed to serve on our Board of Directors on June 9, 2011. He has served as a Portfolio Manager, Activist Investments and Private Equity of Clinton Group, Inc. since October 2010. From December 2007 to September 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C. From June 2006 to December 2007, Mr. De Perio served as Vice President, Activist Investments and Long/Short Equity and Private Equity of the Clinton Group.  Mr. De Perio is also a director of Overland Storage, Inc.   He received a BA in business economics with honors from Brown University.

Hooks K. Johnston
Mr. Hooks K. Johnston was appointed to our Board of Directors on June 9, 2011.  Mr. Johnston is a management consultant and is on the board of Resonetics, LLC.  He was employed by Smith & Nephew Endoscopy Division from 1990-2004, retiring as Sr. Vice President Operations. Prior to joining Smith and Nephew, he held positions in general management, operations, and project engineering.  He received a Bachelor’s degree in Aeronautical Engineering from Rensselaer Polytechnic Institute and a MBA from the Harvard Business School.

Amy S. Paul
Ms. Amy S. Paul was appointed to our Board of Directors on June 9, 2011.  Ms. Paul is also a director of Wright Medical Group, Inc. and is a commissioner of the Northwest Commission on Colleges and Universities. Ms. Paul worked for C.R. Bard, Inc., a medical device company, for 26 years, until her retirement as the Group Vice President-International in 2008. She served in various positions at C.R. Bard, Inc. from 1982 to 2003, including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol Inc., and Senior Product Manager for Davol Inc. Before joining C.R. Bard, Ms. Paul held a variety of sales and marketing positions at Covidien. She received a BA cum laude from Boston University and a MBA with honors from Boston University.

William Tumber
Mr. Tumber was appointed to our Board of Directors in February 2008.  From 2000 to 2004, Mr. Tumber served on the board of directors of Alaris Medical Systems, Inc., a manufacturer of infusion devices and related disposables which was acquired in 2004 for $2 billion by Cardinal Health, Inc. Previously, during his 20 years with the medical device company, C. R. Bard, Inc., Mr. Tumber held divisional positions of increasing responsibility including VP of Human Resources, VP of Manufacturing, Division President, as well as serving as Corporate Group Vice President responsible for all of Bard’s surgical businesses. He retired from Bard in 1999. Before joining Bard, Mr. Tumber worked at General Electric for over 20 years. While at General Electric, he held a variety of positions of increasing responsibility which included technical recruiting, human resources, and Plant Manager of a 300-person electronic assembly facility.

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

■ Viking’s President and Chief Executive Officer
■Depth of manufacturing, operating, finance, research and development, commercial, and senior management experience in the industry, both at Viking and prior to Viking, including as:
■Our former Chief Operating Officer; our former President of Visions Systems Group.
■Executive Vice President and Chief Operating Officer, Vice President/General Manager of Westborough Operations, Vice President of Research and Development at Vista Medical Technologies, Inc.
■Positions of increasing responsibilities in Manufacturing, Quality Engineering, and Product Development, including Director of Research and Development, at Smith & Nephew Endoscopy.
■Positions of increasing responsibilities in engineering at Honeywell’s Electro-Optics and Avionics divisions.

William C. Bopp
From January 2008 to January 3, 2010, Mr. Bopp served as our Chief Executive Officer. He has served as Chairman of our Board since October 11, 2007, and continues to remain in the position.  From 1995 to 1998, Mr. Bopp served on the Board of Directors for C.R. Bard, Inc.

Mr. Bopp is a graduate of Harvard College, Cambridge, MA, and received his MBA in Finance from the Harvard Business School.

■Depth of manufacturing, operating, finance, commercial and senior management experience in the industry, both at Viking and prior to Viking, including as:
■Our former Chief Executive Officer
■Senior Vice President and Chief Financial Officer, Vice President and Chief Financial Officer at Alaris Medical Systems, Inc.
■Executive Vice President and Chief Financial Officer at C.R. Bard, Inc.
■Depth of experience serving on boards of directors (and certain of their key standing committees) of public companies in the medical device industry, including with C.R. Bard, Inc.

Joseph A. De Perio
Mr. De Perio was appointed to our Board in June 2011.  He currently serves on the board of Overland Storage, Inc.

Mr. De Perio received his Bachelor’s degree in business economics with honors from Brown University.
■Depth of finance experience as portfolio manager responsible for public and private equity strategies. ■Held positions with Millennium Management and Trimaran Capital Partners.

Hooks K. Johnston
Mr. Johnston was appointed to our Board in June 2011.  He currently serves on the board of Resonetics, LLC.

Mr. Johnston received his Bachelor’s degree in Aeronautical Engineering from Rensselaer Polytechnic Institute and a MBA from the Harvard Business School.

■     Depth of operating, commercial, and senior management experience in the industry, including:
■Employment by Smith & Nephew’s Endoscopy Division from 1990-2004
■ Positions of increasing responsibilities in general management, operations and project engineering.

Amy S. Paul
Ms. Paul was appointed to our Board in June 2011.  She currently serves as a director on the board of Wright Medical Group, Inc.. She is a commissioner of the Northwest Commission on Colleges and Universities.

Ms. Paul received her Bachelor’s degree cum laude from Boston University and a MBA with honors also from Boston University.

■     Depth of operating, commercial, and senior management experience in the industry, including as:
■Group Vice President-International at C.R. Bard, Inc., a medical device company.
■31 years of experience in the industry including  positions of increasing responsibilities at C.R. Bard Inc., including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol, Inc., and Senior Product Manager for Davol, Inc.
■    Depth of experience serving on boards of directors of public companies in the medical device industry.

William Tumber
Mr. Tumber was appointed to our Board in February 2008.  From 2000 to 2004, he served on the Board of Directors of Alaris Medical Systems, Inc.

Mr. Tumber received his B.A. in history and government from St. Lawrence University.

■Depth of manufacturing, operating, finance, commercial, and senior management experience in the industry, including as:
■Vice President of Human Resources, Vice President of Manufacturing, Corporate Group Vice President for all surgical businesses at C.R. Bard, Inc.
■Position of increasing responsibility, including Plant Manager for General Electric.
■Depth of experience serving on boards of directors of public companies in the medical device industry, including with Alaris Medical Systems, Inc.

Director Independence

As of February 14, 2012, the Board has determined that Mr. Tumber, Mr. Johnston, Mr. De Perio and Ms. Paul are “independent directors” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any bankruptcy  or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Code of Ethics

We previously adopted a Code of Ethics that applies to all of our officers, directors and employees, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2002. A copy of our Code of Ethics may be viewed on our website at www.vikingsystems.com and can be obtained free of charge by contacting our office, c/o Viking Systems, Inc., 134 Flanders Road, Westborough, MA, 01581.

Additionally, on March 28, 2008, we adopted the “Viking Systems, Inc. Code of Ethics for Financial Professionals,” an additional code of ethics which applies specifically to our principal executive officer and all finance and accounting employees. This policy was filed as Exhibit 14.1 to Form 10-KSB for the year ended December 31, 2007.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of  our  Code of Ethics, if any, by posting such information on our website, www.vikingsystems.com.

Committees of the Board of Directors

Our Board of Directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below:

Audit Committee. The audit committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. William Tumber (Chairman), Joseph De Perio and Amy Paul are members of the Audit Committee.  All Audit Committee members are independent members of our Board of Directors as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules and as defined by Rule 10A-3(b)(1) under the Exchange Act.

The Board of Directors has made a determination that Mr. Tumber, Chairman of the Audit Committee, qualifies as an audit committee financial expert by meeting the criteria set forth in Item 407(d)(5) of Regulation S-K. We have determined that Mr. Tumber is "independent" as independence for audit committee members is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Tumber has an understanding of generally accepted accounting principles and financial statements, and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. He also has over 30 years of experience analyzing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. He has an understanding of internal controls over financial reporting and an understanding of audit committee functions. Mr. Tumber earned his B.A. in history and government from St. Lawrence University.

Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. William Tumber (Chairman), Joseph De Perio and Hooks Johnston are members of the Compensation Committee.

Nominating Committee. We do not currently have a standing nominating committee.  The Board of Directors has determined that, due to its current size, formation of a separate nominating committee would not be an efficient use of resources.  All directors currently participate in consideration of director nominees, and there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for a director nomination should be provided to our Secretary. The recommended candidate should be submitted to us in writing addressed to Viking Systems, Inc., 134 Flanders Road, Westborough, MA, 01581, attention Secretary. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.  The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock (collectively, the “Reporting Persons”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based upon reports provided to us by our officers and directors, we believe that, during the year ended December 31, 2011, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid or earned by our two executive officers who were serving as executive officers at December 31, 2011 and our most highly compensated non executive officer during 2011. These individuals are referred to herein as our “Named Executive Officers.” The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

 Summary Compensation Table for the Fiscal Years Ended December 31, 2011 and December 31, 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation	Total ($)

John “Jed” Kennedy, President, Chief	2011	273,000	0	0	13,560	0	286,650
Executive Officer and Director	2010	260,000	0	0	0	0	260,000

Robert Mathews, Executive VP and	2011	220,500	0	0	8,269	0	228,769
Chief Financial Officer	2010	210,000	0	57,260	0	0	267,260

Fred Calnan, VP OEM Sales and International Sales	2011	104,000	105,109 (3)	0	5,228	0	214,337
	2010	100,000	76,250 (4)	28,630	0	0	204,880

(1)
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

(2)	The amount reported reflects the amounts earned by each Named Executive Officer under our 2011 Management Incentive Compensation Plan in FY2011.

(3)	Mr. Calnan’s bonus compensation for FY 2011 represents sales commissions earned.

(4)	Mr. Calnan’s bonus compensation for FY 2010 represents sales commissions earned.

Employment Agreements with Our Named Executive Officers

On August 6, 2008, we entered into change of control agreements with John “Jed” Kennedy, our then President and Chief Operating Officer and current President and Chief Executive Officer, and Robert Mathews, our Executive Vice President and Chief  Financial Officer.  The agreements, which are substantially the same, provide each officer with certain separation benefits in the event of a change of control of our Company or in the event of an involuntary separation, other than for cause. Under each agreement, if at any time during the two year period following a change of control, as defined in the agreement, the officer is terminated other than for cause or if the agreement is terminated by the officer for good reason, as defined in the agreement, the officer will receive separation pay equal to one year’s base salary and bonus, and other health and welfare benefits for 18 months.

We also have entered into change of control agreements with certain members of our management team. The agreements, which are substantially the same, provide each recipient with certain separation benefits in the event of a change of control of our Company or in the event of an involuntary separation, other than for cause. Under each agreement, if at any time during the two year period following a change of control, as defined in the agreement, the employee is terminated other than for cause or if the agreement is terminated by the employee for good reason, as defined in the agreement, the employee will receive separation pay equal to one year’s base salary and bonus, and other health and welfare benefits for 12 months.

2011 Management Incentive Compensation Plan

On March 4, 2011, our Board of Directors approved the Viking Systems, Inc. 2011 Management Incentive Compensation Plan (the “Plan”). The Plan is designed to retain and reward the highly qualified executives important to our success, and to provide incentives relating directly to the financial performance and long-term growth of our Company.

The approved executive officers in the Plan are John “Jed” Kennedy, President and Chief Executive Officer, and Robert Mathews, Executive Vice President and Chief Financial Officer. Our management personnel also participate in the Plan. The Plan provides for target bonus amounts as incentive compensation, calculated as a percentage of each participant’s annual salary if certain financial goals and other individual objectives are met during the year.  For fiscal year 2011, the Plan included three financial metrics: total annual sales, the number of 3DHD Vision systems sold, and operating profit excluding non cash stock option charges. 75% of each Plan participant’s bonus target was tied evenly to each of those metrics (25% each). The remaining 25% of each Plan participant’s bonus target was tied to achievement of his or her individual goals for the year.

Retirement Benefits

Full-time employees of our Company are eligible to participate in our 401(k) savings plan, whereby participants can elect to contribute a portion of his or her earnings, on a pre-tax basis, to the plan. All employee contributions are immediately fully vested. Historically, we have not offered any matching Company contributions. No employer profit sharing or matching contributions were made to the plan in fiscal years 2011 and 2010.We do not provide any other retirement benefits to our employees.

Risk Considerations in our Compensation Programs

Subject to the Board’s oversight, the Compensation Committee is responsible for reviewing and evaluating the risks related to our compensation programs, policies and practices. The risk assessment included, among other things, a review of program documentation, practices and controls, meetings with employees involved with the creation and administration of compensation programs, and reviews of policies and practices that are relevant to our compensation programs and practices.
We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our program reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking.

Further, with respect to our incentive compensation programs,  the metrics that determine payouts for our executive officers are Company-wide metrics only. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of Viking and our shareholders as a whole. The mix of equity award instruments used under our long-term incentive program that includes full value awards also mitigates risk. Finally, the multi-year vesting of our equity awards and our share ownership guidelines properly account for the time horizon of risk as it encourages executive officers to remain employed with our Company.

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended December 31, 2011

Name	# of Securities Underlying Unexercised Options (# exercisable)	# of Securities Underlying Unexercised Options (# unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date

John “Jed” Kennedy, President, Chief Executive Officer and Director	1,181,250	918,750	0.0076	10/16/2019
	437,500	262,500	0.015	7/01/2019
	1,000,000	0	0.33	2/26/2018

Robert Mathews, Executive VP and Chief Financial Officer	1,000,000	0	0.33	2/26/2018
	125,000	125,000	0.27	1/04/2020

Fred Calnan, VP OEM Sales and International Sales	500,000	0	0.33	2/26/2018
	62,500	62,500	0.27	1/04/2020

 (1) Remaining unvested stock options vest at the rate of 6.25% of the total grant at the end of each calendar quarter.

Director Compensation

The following table sets forth information concerning the compensation provided to each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2011.  Directors who are also employees are included in the Summary Compensation Table above.

Director Compensation Table for the Fiscal Year Ended December 31, 2011

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
William C. Bopp (2)	$29,500	$13,748	(2)	$43,248
Joseph A. De Perio (3)	$14,000	$34,276	(3)	$48,276
Hooks K. Johnston (4)	$11,000	$34,276	(4)	$45,276
Amy S. Paul (5)	$14,000	$34,276	(5)	$48,276
William Tumber (6)	$31,500	$13,748	(6)	$45,248
______________
(1)
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

(2)	On April 30, 2011, we granted Mr. Bopp options to purchase 75,000 shares of our common stock. These options vest on the one year anniversary of grant date and expire on April 30, 2021.

(3)	On June 9, 2011, we granted Mr. De Perio options to purchase 150,000 shares of our common stock. These options vest on the one year anniversary of grant date and expire on June 8, 2021.

(4)	On June 9, 2011, we granted Mr. Johnson options to purchase 150,000 shares of our common stock. These options vest on the one year anniversary of grant date and expire on June 8, 2021.

(5)	On June 9, 2011, we granted Ms. Paul options to purchase 150,000 shares of our common stock. These options vest on the one year anniversary of grant date and expire on June 8, 2021.

(6)	On April 30, 2011, we granted Mr. Tumber options to purchase 75,000 shares of our common stock. These options vest on the one year anniversary of grant date and expire on April 30, 2021.

Narrative to Director Compensation

Non Employee Directors’ Cash Compensation

Effective February 2008, our Board of Directors approved the following cash compensation structure: $1,500 quarterly retainers, $3,000 for in-person attendance at each board meeting, $1,000 for telephonic attendance at board meetings and $500 for each committee meeting attended.  Additionally, the Audit Committee and Compensation Committee chairperson will receive quarterly fees of $1,500 and $1,000, respectively.

Effective October 1, 2010, our Board of Directors approved a quarterly fee of $2,500 for the Chairman of the Board.

Non Employee Directors’ Stock Option Awards

Pursuant to our Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that was adopted by our Board of Directors on January 3, 2008 and subsequently approved by our stockholders, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the Directors’ Plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment. In addition, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 75,000 shares of common stock on April 30 of each calendar year. Provided, however; that if a person who is first elected as a non-employee director after the effective date of the Directors’ Plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant shall be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non-employee director. The options will vest 100% on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates. Options granted under the Directors’ Plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of ten years.  600,000 options and 112,500 options were granted to our non-employee directors during 2011 and 2010, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables sets forth certain information as of December 31, 2011, as to shares of our common stock beneficially owned by: (1) each of our named executive officers listed in the summary compensation table, (2) each of our directors, (3) all of our directors and executive officers as a group, and (4) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 31, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholders Known by Us to Own Over 5% of Our Common Stock

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Shares Beneficially Owned*
Clinton Magnolia Master Fund Ltd. (1) c/o Clinton Group, Inc. 9 West 57th Street, 26th Floor, New York, NY 10019	14,023,457 (2)	19.3%
DAFNA Capital Management, LLC (3) 10990 Wilshire Boulevard Suite 1400 Los Angeles, CA 90024	3,781,468 (4)	5.2%

* On December 31, 2011, we had 72,554,620 shares of common stock outstanding.

(1) Clinton Magnolia Master Fund, Ltd. is a Cayman Islands exempted company. Clinton Group, Inc. is the investment manager of Clinton Magnolia Master Fund, and consequently has voting control and investment discretion over securities held by Clinton Magnolia Master Fund. By virtue of his direct and indirect control of Clinton Magnolia Master Fund and Clinton Group, George Hall, as chief investment officer and president of Clinton Group, is deemed to have voting power and investment power over these securities and may be deemed to beneficially own any securities owned by Clinton Group and Clinton Magnolia Master Fund.

(2) We relied on a Schedule 13D filed jointly with the SEC on May 20, 2011 by Clinton Group, Inc., Clinton Magnolia Master Fund, Ltd., and George Hall. Clinton Magnolia Master Fund, Ltd. beneficially owns 14,023,457 shares of common stock. Clinton Magnolia Master Fund holds common stock purchase warrants previously purchased and originally exercisable into 10,651,035 shares of common stock, in the aggregate. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Clinton Magnolia Master Fund has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Clinton Magnolia Master Fund does not exceed 4.99% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by any of Clinton Magnolia Master Fund is less than 4.99% of the total outstanding shares of common stock. Clinton Magnolia Master Fund may waive this 4.99% restriction with 61 days notice to us.

(3) DAFNA Capital Management, LLC is a Delaware limited liability company. DAFNA Capital Management is the investment adviser of DAFNA LifeScience Market Neutral, Ltd., DAFNA LifeScience Select, Ltd., and DAFNA LifeScience, Ltd. DAFNA Capital Management, in its capacity as investment adviser to DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, may be deemed to be the beneficial owner of the shares owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, as in its capacity as investment adviser it has the power to dispose, direct the disposition of, and vote the shares of the issuer owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience. Nathan Fischel and Fariba Ghodsian are part-owners of DAFNA Capital Management, and managing members. As controlling persons of DAFNA Capital Management, they may be deemed to beneficially own the shares of the issuer owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience.

(4) We relied on a Schedule 13G filed jointly with the SEC on February 14, 2012 by DAFNA Capital Management, LLC, Nathan Fischel and Fariba Ghodsian for this information. DAFNA Capital Management, LLC beneficially owns 3,781,468 shares of common stock. DAFNA Capital Management holds common stock purchase warrants previously purchased and originally exercisable into 3,000,000 shares of common stock, in the aggregate. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management does not exceed 4.99% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by any of DAFNA Capital Management is less than 4.99% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, Ltd., DAFNA LifeScience Select, Ltd., and DAFNA LifeScience, Ltd. may waive this 4.99% restriction with 61 days notice to us.

 Officers and Directors

		Amount of beneficial ownership			Percent of Shares Beneficially Owned (2)
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire (3)	Total Number
John “Jed” Kennedy (4)	President and Chief Executive Officer	0	2,618,750	2,618,750	3.5%
Robert Mathews (5)	Executive Vice President and Chief Financial Officer	0	1,125,000	1,125,000	1.5%
William C. Bopp (6)	Chairman of the Board of Directors	9,522,727	11,803,292	21,326,019	25.3%
Joseph A. De Perio (7)	Director	10,000	0	10,000	*
Hooks K. Johnston	Director	0	0	0	*
Amy S. Paul	Director	0	0	0	*
William Tumber (8)	Director	0	300,000	300,000	*
All directors and executive officers as a group (7 persons)		9,532,727	15,847,042	25,379,769	28.7%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Viking Systems, Inc., 134 Flanders Road, Westborough, MA 01581.

(2)
On December 31, 2011, we had 72,554,620 shares of common stock outstanding. In computing percentage ownership of a person, shares of common stock subject to stock options and warrants held by that person that are currently exercisable or vested or which will become exercisable or vest within 60 days of December 31, 2011 are also deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)	Represents shares subject to outstanding stock options and warrants currently exercisable, or currently vested or that will vest, within 60 days of December 31, 2011.

(4)
Mr. Kennedy is our President and Chief Executive Officer. Mr. Kennedy beneficially owns 2,618,750 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(5)
Mr. Mathews is our Executive Vice President and Chief Financial Officer. Mr. Mathews beneficially owns 1,125,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(6)
Mr. Bopp is Chairman of the Board of Directors. Mr. Bopp beneficially owns 9,522,727 shares of common stock and 11,765,792 shares of common stock issuable upon the exercise of warrants and 37,500 shares of common stock options that are exercisable within 60 days of December 31, 2011.

(7)	Mr. De Perio is a member of our Board of Directors. Mr. De Perio beneficially owns 10,000 shares of common stock.

(8)
Mr. Tumber is a member of our Board of Directors. Mr. Tumber beneficially owns 300,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

Outstanding Options and Warrants

The only outstanding options to purchase shares of our common stock are the options granted to our employees, directors, and consultants. We had 11,282,920 outstanding options as of December 31, 2011.

As of December 31, 2011, we had warrants outstanding which entitle the holders to purchase 29,864,794 shares of our common stock at prices ranging from $0.18 to $0.25 per share. 20,117,795 of the total warrants outstanding were issued in 2008 and have an exercise price of $0.18 per share.  These warrants allow for cashless exercise based on the volume weighted average market price the day before exercise if the underlying shares are not covered by an effective registration statement.  We do not have an effective registration statement covering these shares.  As a result, warrant holders electing to exercise their warrants through a cashless exercise will receive fewer shares than the amount of warrants that they own depending upon the volume weighted average market price the day before exercise

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation plans approved by security holders (1), (2)	11,280,320		$0.29	2,772,500

Equity compensation plans not approved by security holders (3)	2,600		$25.00	-

Total	11,282,920	$		2,772,500

(1)
Amounts include outstanding options to employees, officers and directors under our 2008 Equity Incentive Plan (the “2008 Equity Plan”) and its predecessor plan, the 2004 Stock Incentive Plan (the “2004 Stock Plan”), and the 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan) and its predecessor plan, the 2004 Non-Employee Director Stock Ownership Plan (the “2004 Directors’ Plan”). The amount in column (c) includes 2,210,000 shares available for award under our 2008 Equity Plan and the 2004 Stock Plan, and 562,500 shares available for awards under our Directors’ Plan. The 2008 Equity Plan provides for grants and awards in the form of stock options, shares of restricted stock, and stock appreciation rights.

(2)
Includes shares added to the plan in December 2009 and November 2010 that were not approved by shareholders. In December 2009, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares. In November 2010, the Board of Directors approved an amendment to the 2008 Equity Plan to increase the number of shares available under such plan by 3,000,000 shares.

(3)	Represents stock options granted to non-employee consultants outside of our equity compensation plans.

2008 Equity Incentive Plan

During the first quarter of 2008, shareholders approved our 2008 Equity Incentive Plan (the “2008 Equity Plan”). In December 2009 and November 2011, the Board of Directors approved amendments to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares, and 3,000,000 shares, respectively. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 12,520,000 shares plus such number of shares that is issuable pursuant to awards outstanding under the 2004 Stock Incentive Plan (the “2004 Stock Plan”) as of the effective date of the 2008 Equity Plan and which would have otherwise reverted to the share reserve of the 2004 Stock Plan.  During the year ended December 31, 2011, 1,500,000 stock options were granted and 90,000 restricted shares were issued under the 2008 Equity Plan. Options currently expire no later than 10 years from the grant date and generally vest within five years. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.
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

At December 31, 2011, a total of 2,210,000 shares of our common stock were available for granting awards under the 2008 Equity Plan. The Compensation Committee of our Board of Directors administers the 2008 Equity Plan. The maximum term of any option granted under the Plan is limited to 10 years. The exercise price per share under any stock option or the grant price of any SAR cannot be less than the fair market value that is defined in the 2008 Equity Plan.

Non-Employee Director Plans

During the first quarter of 2008, shareholders approved our 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). We have reserved a total of 1,500,000 shares of our common stock for issuance under the Directors’ Plan.  During the year ended December 31, 2011, 600,000 shares were issued under the Directors’ Plan.

Under the Directors’ Plan, each person who is elected or appointed to be a non-employee director for the first time after the effective date of the Directors’ Plan will be granted an option to purchase 150,000 shares of common stock upon such election or appointment.  In addition, each non-employee director who continues to serve as a non-employee director automatically will be granted an option to purchase 75,000 shares of common stock on April 30 of each calendar year. However, if a person who is first elected as a non-employee director after the effective date of the Directors’ Plan has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders (or, in the event no annual meeting was held in the preceding year, the twelve month period prior to the April 30 annual grant date), then the number of shares subject to such annual grant will be reduced pro rata for each full quarter prior to the date of grant during such period for which such person did not serve as a non-employee director.  All options will vest one hundred percent (100%) on the one year anniversary of the date of grant provided that the non-employee director continues to provide services to us or one of our affiliates.

Options granted under the Directors’ Plan will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a term of 10 years. As long as a non-employee director continues to serve with us or with an affiliate of ours, whether in the capacity of a director, an employee or a consultant, the non-employee director’s option will continue.  Options will terminate three months after his or her service terminates.  However, if such termination is due to his or her disability, the exercise period will be extended by 12 months unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.  If such termination is due to the option holder’s death or if the option holder dies within three months after his or her service terminates, the exercise period will be extended by 18 months following death unless the term of the option expires prior to that date in accordance with the terms of the individual’s option agreement.

At December 31, 2011, there were 937,500 stock options outstanding under the Directors’ Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2011 and 2010, we did not have any related party transactions that exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Squar, Milner, Peterson, Miranda & Williamson, LLP audited our financial statements the fiscal years ended December 31, 2011 and 2010. Aggregate fees for professional services provided to us by Squar, Milner, Peterson, Miranda & Williamson, LLP for 2011 and 2010 were as follows:
	2011	2010
(1) Audit Fees	$80,000	$82,000
(2) Audit-Related Fees	$6,000	8,300
(3) Tax Fees	$12,235	$13,568
______________
(1)
Aggregate audit fees billed to Viking by Squar, Milner, Peterson, Miranda & Williamson, LLP for 2011 and 2010 for professional services rendered in connection with the audit of our annual financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q.

(2)
Aggregate audit-related fees include fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP in 2011 and 2010 to issue consents to include audit reports in our registration statements on Form S-1 and S-8.

(3)	Aggregate tax fees for 2011 and 2010 for services rendered in the preparation of federal and state tax returns.

Audit Committee’s Pre-Approval Policies and Procedures

All audit and non-audit services and fees are pre-approved by the Audit Committee or by the Chairman of the Audit Committee pursuant to delegated authority.

Under the direction of our Audit Committee Chairman, our Audit Committee pre-approves all auditing services and permitted non-audit services (including fees and terms thereof) provided by our independent registered public accounting firm on a case-by-case basis, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee before the completion of the audit.

All of the services provided during 2011 were pre-approved. The Audit Committee has considered the nature and amount of fees billed by Squar, Milner, Peterson, Miranda and Williamson, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence, including compliance with the rules and regulations of the SEC.

ITEM 15.  EXHIBITS.

Exhibit No.                                                                           Exhibit

3.1
Certificate of Incorporation, as amended, of the Viking System’s Inc. dated January 4, 2008 (included as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Viking Systems, Inc. (included as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2011, and incorporated herein by reference).

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

10.2
Viking Systems, Inc.’s 2004 Non-Employee Director Stock Ownership Plan (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.3
Executive Change of Control Agreement between Viking Systems, Inc. and John Kennedy, dated August 6, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4
Executive Change of Control Agreement between Viking Systems, Inc. and Robert Mathews, dated August 6, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.5
Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6
First Amendment to Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 27, 2007, and incorporated herein by reference).

10.7
Recapitalization Agreement between Viking Systems, Inc. and Securityholders, dated December 31, 2007 (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8
Securities Purchase Agreement between Viking Systems, Inc. and Investors, dated January 4, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9
Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.10
Amendment to Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 29, 2008, and incorporated herein by reference).

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

10.13
Viking Systems, Inc.’s Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.14
Viking Systems, Inc.’s 2008 Non-Employee Directors’ Stock Option Plan, effective January 18, 2008 (included as Annex B to the Registrant’s Information Statement on Schedule 14C, filed April 10, 2008, and incorporated herein by reference).

10.15
Second Amendment to Lease between Viking Systems, Inc. and Baltic Westborough, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, and incorporated herein by reference).

10.16
Purchase Agreement by and between Viking Systems, Inc., Clinton Group, Inc. and other accredited investors, dated May 5, 2011 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2011, and incorporated herein by reference).

10.17
Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2011, and incorporated herein by reference).

10.18	Form of Warrant (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 11, 2011, and incorporated herein by reference).

10.19
Amendment No. 1 to the Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc., as investment manager for Clinton Magnolia Master Fund, Ltd., and other accredited investors, dated May 26, 2011 (included as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed May 31, 2011, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: February 29, 2012	By:	/s/ John Kennedy
John Kennedy President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2012	By:	/s/ Robert Mathews
Robert Mathews Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John Kennedy John Kennedy	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Robert Mathews Robert Mathews	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

/s/ William C. Bopp	Chairman of the Board of Directors	February 29, 2012
William C. Bopp
/s/ Joseph A. De Perio	Director	February 29, 2012
Joseph A. De Perio
/s/ Hooks K. Johnston	Director	February 29, 2012
Hooks K. Johnston
/s/ Amy S. Paul	Director	February 29, 2012
Amy S. Paul
/s/ William Tumber	Director	February 29, 2012
William Tumber