Form 10-Q
period 2012-03-31
VIKING SYSTEMS INC
filed 2012-05-03
CIK 1065754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 72,554,620 shares of common stock, $0.001 par value per share, issued and outstanding as of April 30, 2012.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES

VIKING SYSTEMS, INC.

For the Quarter ended March 31, 2012

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements:

	Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	3
	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5
	Notes to Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosure (Not applicable.)	16

Item 5.	Other Information	16

Item 6.	Exhibits	17-18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.

Balance Sheets

Assets	March 31,	December 31,
	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$554,967	$1,261,864
Accounts receivable, net	2,067,492	1,184,064
Inventories	2,016,076	2,308,564
Prepaid expenses and other current assets	118,462	58,704
Total current assets	4,756,997	4,813,196

Property and equipment, net	545,092	627,128
Total assets	$5,302,089	$5,440,324

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,405,753	$1,131,694
Accrued expenses	775,539	654,908
Deferred revenue	105,161	310,658
Total current liabilities	2,286,453	2,097,260

Noncurrent liabilities	579,444	579,444
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 25,000,000 shares authorized; No shares outstanding at March 31, 2012 and December 31, 2011	–	–
Common stock, $0.001 par value, 400,000,000 shares authorized; 72,554,620 issued and outstanding at March 31, 2012 and December 31, 2011	72,554	72,554
Additional paid-in capital	34,427,785	34,353,836
Accumulated deficit	(32,064,147)	(31,662,770)
Total stockholders' equity	2,436,192	2,763,620
Total liabilities and stockholders' equity	$5,302,089	$5,440,324

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.

Statements of Operations – Unaudited

	Three Months Ended March 31,

	2012	2011

Sales, net	$3,515,879	$3,122,594
Cost of sales	2,556,823	2,470,836

Gross profit	959,056	651,758

Operating expenses:
Selling and marketing	606,027	478,363
Research and development	311,901	255,963
General and administrative	442,571	433,865
Total operating expenses	1,360,499	1,168,191

Operating loss	(401,443)	(516,433)

Other income :
Interest income	66	226
Gain on sale and license of assets	–	69,952
Total other income	66	70,178

Net loss applicable to common shareholders	$(401,377)	$(446,255)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	72,554,620	58,932,884

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(401,377)	$(446,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,798	78,575
Stock based compensation expense	73,949	96,297
Gain on sale and license of assets	–	(69,952)
Changes in operating assets and liabilities:
Accounts receivable	(883,428)	(284,039)
Inventories	292,488	(338,851)
Prepaid expenses and other current assets	(59,758)	57,303
Accounts payable	274,059	119,235
Accrued expenses	120,631	41,968
Deferred revenue	(205,497)	141,929
Net cash used in operating activities	(658,135)	(603,790)

Cash flows from investing activities:
Purchases of property and equipment	(48,762)	(101,587)
Net cash used in investing activities	(48,762)	(101,587)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	160,473
Net cash provided by financing activities	–	160,473
Net decrease in cash and cash equivalents	(706,897)	(544,904)

Cash and cash equivalents at beginning of period	1,261,864	950,285
Cash and cash equivalents at end of period	$554,967	$405,381

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$111
Income taxes	$1,256	$–

The accompanying notes are an integral part of the interim financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2011 was derived from the Company's audited financial statements. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2011, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2011,  which was filed on February 29, 2012 with the Securities and Exchange Commission. The results of operations and cash flows for the period ended March 31, 2012 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012.

2.	Liquidity Matters

The Company has incurred net losses and negative cash flows from operations. Management believes that the Company may need to raise additional capital to execute its business plan and provide operating flexibility through at least the next twelve months.

The Company’s forecasted cash position is highly dependent upon future sales growth of its 3DHD Vision System. As part of managing its business, the Company frequently forecasts its future cash flow and cash position. Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately, the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.  If forecasted orders do not materialize or existing orders are cancelled or reduced, this could have a material adverse impact on the Company’s projected cash position.

In the event the Company’s current working capital is not adequate to fund its operations and growth and it does not receive any additional capital or financing, the Company may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, production, or marketing of its products, or to otherwise curtail or discontinue its operations, which could have a material adverse effect on the business, financial condition and results of operations.

The Company may need to raise additional capital to execute its business plan and expand its operations. The Company does not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests. In January 2012, the Company engaged an investment banking firm to seek financing and/or strategic alternatives for the Company in order to fund its key growth initiatives. These efforts are ongoing. If the Company is not able to secure financing and is not generating positive cash flow, the Company will consider other options, including curtailing operations.

3.	LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended March 31, 2012 and 2011, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	(unaudited) March 31, 2012	(unaudited) March 31, 2011
Warrants	29,864,794	20,888,131
Stock options	11,282,920	9,182,920
Total	41,147,714	30,071,051

4.	INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) March 31, 2012	December 31, 2011
Inventories:
Parts and supplies	$1,125,124	$1,148,313
Work-in-progress	434,662	500,262
Finished goods	918,047	1,121,746
Valuation allowance	(461,757)	(461,757)
Total	$2,016,076	$2,308,564

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) March 31, 2012	December 31, 2011
Employee and director compensation	$604,122	$406,013
Professional and consulting fees	40,485	80,806
Other accrued expenses	130,932	168,089
Total	$775,539	$654,908

6.	STOCK-BASED COMPENSATION

Common Stock Options

During the quarter ended  March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009 and November 2011, the Board of Directors approved amendments to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares, and 3,000,000 shares, respectively. The maximum number of shares that may be issued pursuant to the 2008 Equity Plan is 12,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Stock Incentive Plan as of the effective date of the 2008 Equity Plan and which would have otherwise reverted to the share reserve of the 2004 Stock Incentive Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan. During the three months ended March 31, 2012, no stock options were granted by the Company. At March 31, 2012, 2,120,000 shares remain available for grant under the 2008 Equity Plan and 562,500 shares remain available under the Directors’ Plan.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide services in exchange for the award, -the requisite service period. The Company determines the grant-date fair value of employee and director share options using the Black-Scholes option-pricing model.  The Company determines the value of equity instruments issued to non employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three months ended March 31, 2012 and 2011, the Company recorded $73,949 and $96,297 respectively, in non-cash stock-based compensation expense. As of March 31, 2012, there was approximately $390,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The following table summarizes the stock option activity during the three months ended March 31, 2012:

	Number of Shares	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding December 31, 2011	11,282,920	$0.29	7.4
Granted	–	–	–
Cancelled or expired	–	–	–
Options outstanding March 31, 2012	11,282,920	$0.29	7.1

Options exercisable at March 31, 2012	7,253,112	$0.34	6.2

7.	WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the three months ended March 31, 2012:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding December 31, 2011	29,864,794	$ 0.18-0.25	$0.20	2.1
Granted	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding March 31, 2012	29,864,794	$ 0.18-0.25	$0.20	1.8

8.	LEASE COMMITMENTS

The Company leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015.  Remaining future minimum lease payments for the years ending December 31 are as follows:

Period	Amount
2012 (remaining)	187,710
2013	251,445
2014	254,940
2015	191,205
Total	$885,300

Rent expense was $59,001 for the three months ended March 31, 2012 and $61,458 for the three months ended March 31, 2011.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recently issued accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to the Company.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2012 and our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

Overview

We are a leading worldwide developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  We partner with medical device companies and healthcare facilities to provide surgeons with proprietary visualization systems enabling minimally invasive surgical procedures, which reduce patient trauma and recovery time.

We sell the most recent version of our proprietary visualization system, called our 3DHD Vision System, under the Viking brand inside and outside the United States through our distributor network. Our 3DHD Vision System is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons during complex minimally invasive laparoscopic surgery, with applications in urologic, gynecologic, bariatric, thoracic and general surgery. We released our 3DHD Vision System in the fourth quarter of 2010 and we believe it to be the only stand-alone 3DHD laparoscopic vision system available today that is both FDA-cleared and CE-marked.

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

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2007, we raised net proceeds of $7.7 million through the sale of common and preferred stock in private placements and approximately $14.1 million through the issuance of convertible notes and debentures. On January 4, 2008 we recapitalized the Company, converting all outstanding preferred stock and convertible debt to common stock and warrants, and raising an additional $2.6 million in a concurrent private sale of common stock with warrants. From January 5, 2008 through March 31, 2012, we raised an additional $6.3 million in a variety of equity transactions involving common stock and warrants. The total cash raised from January 1, 2004 through March 31, 2012 was $30.7 million. As of March 31, 2012, we had cash and cash equivalents of $554,967. We have incurred net losses and negative cash flows from operations. In our financing on May 10, 2011, we closed on agreements with accredited investors to issue an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, with gross proceeds of $3.0 million.

Our forecasted cash position is highly dependent upon future sales growth of our 3DHD Vision System. As part of managing our business, we frequently forecast our future cash flow and cash position.  Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.  If forecasted orders do not materialize or existing orders are cancelled or reduced, this could have a material adverse impact on our projected cash position.

In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional capital or financing, we may need to seek alternative sources of working capital. Potential sources of such working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or to otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We believe that we may need to raise additional capital to execute our business plan and expand our operations. We do not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In January 2012, we engaged an investment banking firm to seek financing and/or strategic alternatives in order to fund our key growth initiatives. These efforts are ongoing. If we are not able to secure financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $658,135 and $603,790, respectively.

During the three months ended March 31, 2012, net cash used in investing activities was $48,762 compared with $101,587 for the first three months of 2011.  This decrease primarily relates to fewer capitalized demonstration systems in the first quarter of 2012.

During the three months ended March 31, 2012, we did not have any financing activities. During the same period in the prior year, sales of common stock generated net cash proceeds of $160,473 from financing activities.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2012 Compared with the Three Month Period Ended March 31, 2011

Sales. We had sales of $3,515,879 for the three months ended March 31, 2012 compared with $3,122,594 for the three months ended March 31, 2011, an increase of $393,285 or 13%.  The increase in sales during the three month period ended March 31, 2012 was primarily due to increased sales volume of our Original Equipment Manufacturer, or OEM, products.   We also experienced an increase in sales of Viking branded 3DHD Vision Systems during the quarter. During the quarter ended March 31, 2012 we sold a total of 21 of our 3DHD Vision Systems compared with 17 in the first quarter of 2011. The mix of the total 3DHD systems increased from 7 clinical systems sold in the first quarter of 2011 to 17 in the first quarter of 2012.

In order to properly represent the full complement of our 3DHD product offering to potential customers, the demonstration systems sold to distributors typically include a much broader array of the various components than a standard clinical system. As such, the list price of a demonstration system would be significantly higher than that of a typical clinical system.  Because of this, while we typically sell demonstration systems at substantial discounts (meaning lower gross margin), the total sales value is only somewhat lower than that of a clinical system. This pricing strategy explains why our Branded Products sales in the first quarter of 2011 and 2012 are similar, despite different sales mixes of our product lines, as the overall total unit volume of 21 systems sold is the same.

Sales of our OEM and Branded products were as follows:

	Three months Ended March 31,
	2012	2011	change
Branded products	$1,479,435	$1,403,745	$75,690
OEM products and service	2,036,444	1,718,849	317,595
Total sales	$3,515,879	$3,122,594	$393,285

3DHD Vision Systems – Clinical systems	17	7	10
3DHD Vision Systems – Demonstration systems	4	10	(6)
Total number of 3DHD systems	21	17	4

Number of 3Di systems (predecessor product)	0	4	(4)
Total 3D systems	21	21	–

Customers accounting for at least 10% each of our revenues in either period	Three Months Ended March 31,
	2012	2011
Customer A	20%	30%
Customer B	17%	10%
Customer C	14%	0%
Customer D	12%	8%
Customer E	0%	12%
Total sales to customers each representing more than 10% of sales in either period	63%	60%

Gross Profit.   For the three months ended March 31, 2012, gross profit increased $307,298 or 47% compared with the same period in the prior year. For the three months ended March 31, 2012 gross profit was $959,056, or 27.3% of sales compared with $651,758, or 20.9% of sales, for the same period in 2011.

The increase in gross margin percentage for the three months ended March 31, 2012 compared with the same period in the prior year was primarily due to the shift in mix of 3DHD Visions Systems sales. The gross margin on 3DHD clinical systems is much higher than the margin on 3DHD demonstration systems. Because of the broad array of components included with a typical demonstration system, the product cost of a demonstration system is significantly higher than that of a typical clinical system, even though the prices are similar because we discount demonstration systems.  As a consequence of customer demand and a product mix shift to more clinical systems, our gross margins of Branded Products in the first quarter of 2012 have improved compared with the first quarter of 2011. The 3DHD demonstration systems sold to our distributors are for use in the sales process, are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for clinical systems. The sales mix of the total 3DHD systems sold increased from 7 clinical systems and 10 demonstration systems sold in the first quarter of 2011 to 17 clinical systems and 4 demonstration systems in the first quarter of 2012.

Selling and Marketing Expense. Selling and marketing expenses were $606,027 for the three months ended March 31, 2012 and $478,363 for the three months ended March 31, 2011. This represents an increase of $127,664.  The increase was due to the hiring of additional sales and marketing personnel during the fourth quarter of 2011 and was also due to increased depreciation expense related to new product demonstration units retained by us.

Research and Development Expense. We had research and development expenses of $311,901 for the three months ended March 31, 2012 and $255,963 for the three months ended March 31, 2011, representing an increase of $55,938 or 22%. This increase was primarily due to personnel additions that occurred subsequent to the first quarter of 2011.

General and Administrative Expense. General and administrative expenses include costs for administrative personnel, legal and accounting expenses, and various public company expenses. General and administrative expenses were $442,571 for the three months ended March 31, 2012 compared with $433,865 for the three months ended March 31, 2011, representing an increase of $8,706 or 2%.

Other Income and Expense.  During the three months ended March 31, 2012, other income and expense totaled to income of $66 compared with income of $70,178 for the same period in 2011.   During the first quarter of 2011, we recorded income of $69,952 related to compensation we received from the grant of a license to a third party to use one of our patents in nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded during the first quarter of 2012.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended March 31
	2012	2011
Net loss, as reported	$(401,377)	$(446,255)
Adjustments: Total other (income)/expense	(66)	(70,178)
Operating loss, as reported	(401,443)	(516,433)
Non-cash stock option expense	73,949	96,297
Depreciation and amortization	130,798	78,575
Operating loss before non-cash charges	$(196,696)	$(341,561)

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

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2008 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2012, we had no accruals for interest or penalties related to income tax matters.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives. Property and equipment and intangible assets with finite lives are depreciated or amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item..

ITEM 4.  CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that arise in the ordinary course of business. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that we believe could have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

From time to time, we also may receive demands from various parties asserting patent infringement or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including the cost of a defense against such a claim, could have a material adverse impact on our business.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, we did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2012, we do not have any senior securities outstanding.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Incorporation, as amended, of Viking Systems, Inc. dated January 4, 2008 (included as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Viking Systems, Inc., dated November 10, 2011 (included as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2011, and incorporated herein by reference).

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (included as Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed May 25, 2006, and incorporated herein by reference).

10.1	Viking Systems, Inc. 2004 Stock Incentive Plan, dated March 31, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.2	Viking Systems, Inc. 2004 Non-Employee Director Stock Ownership Plan (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.3	Executive Change of Control Agreement between Viking Systems, Inc. and John Kennedy, dated August 6, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4	Executive Change of Control Agreement between Viking Systems, Inc. and Robert Mathews, dated August 6, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.5	Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6	First Amendment to Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed March 27, 2007, and incorporated herein by reference).

10.7	Recapitalization Agreement between Viking Systems, Inc. and Securityholders, dated December 31, 2007 (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8	Securities Purchase Agreement between Viking Systems, Inc. and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9	Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.10	Amendment to Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 29, 2008, and incorporated herein by reference).

10.11	Investment Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.12	Registration Rights Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

Exhibit Number	Exhibit

10.13	Viking Systems, Inc. Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Registration Statement on Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.14	Viking Systems, Inc. 2008 Non-Employee Directors' Stock Option Plan, effective January 18, 2008 (included as Annex B to the Registrant’s Schedule 14-C Information Statement filed April 10, 2008, and incorporated herein by reference).

10.15	Second Amendment to Lease between Viking Systems, Inc. and Baltic Westborough, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010 and incorporated herein by reference.)

10.16	Purchase Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.17	Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.18	Form of Warrant for the May 5, 2011 transaction (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.19	Amendment No. 1 to the Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc. as investment manager for Clinton Magnolia Master Fund, Ltd., and other accredited investors, dated May 26, 2011 (included as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on May 31, 2011, and incorporated herein by reference).

10.20	Viking Systems, Inc. Amended and Restated 2008 Equity Incentive Plan (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 9, 2012, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (included herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: May 3, 2012	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

