Form 10-Q
period 2012-06-30
VIKING SYSTEMS INC
filed 2012-08-20
CIK 1065754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant had 72,554,620 shares of common stock, $0.001 par value per share, issued and outstanding as of August 13, 2012.

FORM 10-Q

FINANCIAL STATEMENTS AND SCHEDULES

VIKING SYSTEMS, INC.

For the Quarter ended June 30, 2012

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements:

	Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	3
	Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	5
	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING SYSTEMS, INC.

Balance Sheets

	June 30,	December 31,
Assets	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$514,475	$1,261,864
Accounts receivable, net	1,270,146	1,184,064
Inventories	2,278,714	2,308,564
Prepaid expenses and other current assets	142,797	58,704
Total current assets	4,206,132	4,813,196

Property and equipment, net	513,625	627,128
Total assets	$4,719,757	$5,440,324

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,516,178	$1,131,694
Accrued expenses	853,183	654,908
Deferred revenue	154,711	310,658
Total current liabilities	2,524,072	2,097,260

Noncurrent liabilities	579,444	579,444
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 25,000,000 shares authorized; No shares outstanding at June 30, 2012 and December 31, 2011	–	–
Common stock, $0.001 par value, 400,000,000 shares authorized; 72,554,620 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	72,554	72,554
Additional paid-in capital	34,497,878	34,353,836
Accumulated deficit	(32,954,191)	(31,662,770)
Total stockholders' equity	1,616,241	2,763,620
Total liabilities and stockholders' equity	$4,719,757	$5,440,324

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.

Statements of Operations – Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales, net	$2,167,068	$2,509,079	$5,682,947	$5,631,673
Cost of sales	1,733,915	2,124,489	4,290,738	4,595,325

Gross profit	433,153	384,590	1,392,209	1,036,348

Operating expenses:
Selling and marketing	524,763	455,120	1,130,790	933,483
Research and development	349,484	362,670	661,385	618,633
General and administrative	449,031	427,272	891,602	861,137
Total operating expenses	1,323,278	1,245,062	2,683,777	2,413,253
Operating loss	(890,125)	(860,472)	(1,291,568)	(1,376,905)

Other income :
Interest income	81	344	147	570
Gain on sale and license of assets	–	–	–	69,952
Total other income	81	344	147	70,522
Net loss	$(890,044)	$(860,128)	$(1,291,421)	$(1,306,383)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.02)	$(0.02)

Weighted average shares - basic and diluted	72,554,620	66,920,426	72,554,620	62,948,738

The accompanying notes are an integral part of the interim financial statements.

VIKING SYSTEMS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,291,421)	$(1,306,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,826	169,633
Stock based compensation expense	144,042	199,925
Gain on sale and license of assets	–	(69,952)
Changes in operating assets and liabilities:
Accounts receivable	(86,082)	(192,013)
Inventories	33,937	(303,663)
Prepaid expenses and other current assets	(84,093)	86,157
Accounts payable	384,484	63,345
Accrued expenses	198,275	175,753
Deferred revenue	(155,947)	102,395
Net cash used in operating activities	(587,979)	(1,074,803)

Cash flows from investing activities:
Purchase of property and equipment	(159,410)	(213,309)
Net cash used in investing activities	(159,410)	(213,309)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	3,387,601
Stock issuance costs	–	(110,261)
Net cash provided by financing activities	–	3,277,340
Net (decrease) increase in cash and cash equivalents	(747,389)	1,989,228
Cash and cash equivalents at beginning of period	1,261,864	950,285
Cash and cash equivalents at end of period	$514,475	$2,939,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$1,256	$–

The accompanying notes are an integral part of the interim financial statements.

NOTES TO INTERIM FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Viking Systems, Inc. (“Viking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary to make the financial statements presented not misleading. The balance sheet as of December 31, 2011 was derived from the Company's audited financial statements. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2011, included in Viking's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on February 29, 2012 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended June 30, 2012 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012.

2.	Liquidity Matters

The Company has incurred net losses and negative cash flows from operations. Management believes that the Company will need to raise additional capital to execute its business plan and provide operating flexibility through at least the next twelve months.

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

In the event the Company’s current working capital is not adequate to fund its operations and growth and it does not receive any additional capital or financing, the Company may need to seek alternative sources of working capital. Potential other sources of working capital could include senior debt facilities, new lines of credit or additional sales of its securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, production, or marketing of its products, or to otherwise curtail or discontinue its operations, which could have a material adverse effect on the business, financial condition and results of operations.

The Company will need to raise additional capital to execute its business plan and expand its operations. The Company does not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests. In January 2012, the Company engaged an investment banking firm to seek financing and/or strategic alternatives for the Company in order to fund its key growth initiatives. On August 13, 2012, the Company announced that it had entered into an agreement and plan of merger with CONMED Corporation, a New York corporation, and Arrow Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will commence a tender offer to purchase all of the outstanding shares of the Company’s common stock at a price of $0.27 per share of common stock in cash, subject to adjustment as described in the Merger Agreement. See Note 10 – Subsequent Event for further information regarding the proposed merger.

3.	LOSS PER SHARE

The computation of basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the year.

Due to the net losses for the periods ended June 30, 2012 and 2011, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for each respective period.

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for the periods presented:

	(unaudited) June 30, 2012	(unaudited) June 30, 2011
Warrants	29,864,794	30,072,575
Stock options	11,657,920	9,782,920
Total	41,522,714	39,855,495

4.	INVENTORIES

Details of our inventory account balances are as follows:

	(unaudited) June 30, 2012	December 31, 2011
Inventories:
Parts and supplies	$993,402	$1,148,313
Work-in-progress	634,652	500,262
Finished goods	1,104,024	1,121,746
Valuation allowance	(453,364)	(461,757)
Total	$2,278,714	$2,308,564

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	(unaudited) June 30, 2012	December 31, 2011
Employee and director compensation	$646,203	$406,013
Professional and consulting fees	75,096	80,806
Other accrued expenses	131,884	168,089
Total	$853,183	$654,908

6.	STOCK-BASED COMPENSATION

During the quarter ended  March 31, 2008, shareholders approved  the Viking Systems, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”), and the Viking Systems, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In December 2009 and November 2011, the Board of Directors approved amendments to the 2008 Equity Plan to increase the number of shares available under such plan by 2,800,000 shares, and 3,000,000 shares, respectively. The 2008 Equity Plan, now known as the Viking Systems, Inc. Amended and Restated 2008 Equity Incentive Plan (the “Amended and Restated 2008 Equity Plan”), was registered with the Securities and Exchange Commission on March 9, 2012. The maximum number of shares that may be issued pursuant to the Amended and Restated 2008 Equity Plan is 12,520,000 shares plus such number of shares that are issuable pursuant to awards outstanding under the 2004 Stock Incentive Plan as of the effective date of the 2008 Equity Plan, and which would have otherwise reverted to the share reserve of the 2004 Stock Incentive Plan. The Company has reserved a total of 1,500,000 shares of its common stock for issuance under the Directors’ Plan. During the six months ended June 30, 2012, 375,000 stock options were granted by the Company. 2,120,000 shares remain available for grant under the Amended and Restated 2008 Equity Plan and 187,500 shares remain available under the Directors’ Plan at June 30, 2012.

The Company measures the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee or director is required to provide services in exchange for the award, the requisite service period. The Company determines the grant-date fair value of employee and director share options using the Black-Scholes option-pricing model.  The Company determines the value of equity instruments issued to non-employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable. The grant date fair value of stock options granted to directors during the six months ended June 30, 2012 as determined using the Black-Scholes valuation model was approximately $44,000.  The fair value of stock options granted to directors during the six months ended June 30, 2012, estimated using the Black-Scholes model, incorporated the following assumptions: volatility of 75%, expected life of 7 years, risk-free interest rate of 3.3%, and expected dividend yield of 0%. Volatility is based on the historical volatility of the Company's common stock. The expected life of employee stock options is based on the average of the vesting period and contractual life. The risk free interest rate is based on U.S. Treasury constant maturity rate for the expected life of the stock option.

During the three months ended June 30, 2012 and 2011, the Company recorded $70,093 and $103,628, respectively, in non-cash stock-based compensation expense. During the six months ended June 30, 2012 and 2011, the Company recorded $144,042 and $199,925, respectively, in non-cash stock-based compensation expense. As of June 30, 2012, there was approximately $365,000 in total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The following table summarizes the stock option activity during the six months ended June 30, 2012:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (in years)
Options outstanding at December 31, 2011	11,282,920	$0.29	7.4
Granted	375,000	0.21	9.8
Cancelled or expired	–	–	–
Options outstanding at June 30, 2012	11,657,920	$0.28	7.0

Options exercisable at June 30, 2012	8,259,362	$0.32	6.4

7.	WARRANTS TO PURCHASE COMMON STOCK

The following table summarizes warrant activity during the six months ended June 30, 2012:

	Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	29,864,794	$0.18-0.25	$0.20	2.1
Granted	–	–	–	–
Expired	–	–	–	–
Exercised	–	–	–	–
Outstanding at June 30, 2012	29,864,794	$0.18-0.25	$0.20	1.5

8.	LEASE COMMITMENTS

The Company leases its Westborough, MA facility under a non-cancelable operating lease agreement expiring on September 30, 2015.  Remaining future minimum lease payments for the years ending December 31 are as follows:

Period	Amount
2012 (July through December)	$125,142
2013	251,445
2014	254,940
2015	191,205
Total	$822,732

Rent expense was $120,244 for the six months ended June 30, 2012 and $122,916 for the six months ended June 30, 2011.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recently issued accounting pronouncements or changes in accounting pronouncements during the three or six months ended June 30, 2012, as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to the Company.

10.	SUBSEQUENT EVENT

In preparing the interim financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements.

Proposed Merger with CONMED Corporation

On August 13, 2012, the Company announced that it had entered into an agreement and plan of merger (the “Merger Agreement”) with CONMED Corporation, a New York corporation (“Parent”), and Arrow Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock at a price of $0.27 per share of common stock in cash (the “Offer Price”). After consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The Company’s board of directors, acting upon the unanimous recommendation of independent directors of its board, unanimously approved the Merger Agreement and the Merger. The Offer is expected to be launched by approximately August 27, 2012, and the transaction is expected to close in the fourth quarter of 2012.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash equal to the Offer Price (the “Per Share Merger Consideration”), without interest. As of the Effective Time, all such shares of the Company’s common stock will no longer be outstanding and will automatically be cancelled and cease to exist, and each holder of such the Company’s common stock will cease to have any rights with respect thereto, except the right to receive the Per Share Merger Consideration, without interest.

At the Effective Time, each outstanding and unexpired option to purchase shares of the Company’s common stock (“Options”), including those issued under the Company’s Amended and Restated 2008 Equity Incentive Plan, the Company’s 2008 Non-Employee Directors’ Stock Option Plan, and any other plan, agreement or arrangement of the Company, will be cancelled and, in exchange therefore, each former holder of any such cancelled Option will be entitled to receive an amount in cash equal to the product of the total number of shares of common stock previously subject to such Option times the excess, if any, of the Per Share Merger Consideration over the exercise price per share of common stock previously subject to such Option, subject to any applicable withholding taxes.

If Parent and Merger Sub own 90% or more of the outstanding shares of the Company’s common stock following completion of the Offer, then the Company, Parent and Merger Sub will take all necessary and appropriate action to effect a “short-form” merger under Delaware law without obtaining additional approval of the Company’s stockholders. In the Merger Agreement, the Company has also granted Merger Sub an option (the “Top-Up Option”) to purchase, at a price per share of common stock equal to the Offer Price, up to that number of newly-issued shares of common stock equal to the number of shares of common stock authorized to be issued under the Company’s charter, but that are not then issued and outstanding.

Bridge Loan

Immediately following the Company’s entry into the Merger Agreement, Parent has agreed to provide the Company with a loan, evidenced by a promissory note secured by the Company’s assets, with a principal amount of up to $1,000,000. $500,000 was drawn on August 14, 2012, and up to $500,000 of which will be available to be draw on or after September 12, 2012. The Company plans to use the funds for general corporate purposes.

Potential Shareholder Lawsuits

Several law firms have published information regarding class action lawsuits that may be brought against the Company and its directors by its shareholders challenging aspects of the proposed merger. As of August 17, 2012, to the Company’s knowledge, it has not been served with any lawsuits. If filed, class action or other lawsuits may seek, among other things, declaratory and injunctive relief, including orders enjoining the Company from completing the proposed merger and, in certain circumstances, damages. The Company does not know if any lawsuits will actually be filed or what the claims will be and therefore cannot predict the outcome of any lawsuits, including the costs associated with defending potential lawsuits or any other liabilities or costs any parties may incur in connection with the litigation or settlement of these lawsuits. The Company believes its actions and the actions of its officers and directors related to the proposed merger were appropriate, followed sound business judgment and complied with all applicable Delaware law.  The Company would intend to defend itself vigorously against any lawsuits in this connection.

It is also possible that a lawsuit may be filed which, if successful, could have the effect of preventing or delaying the closing of the merger. In the event one or more lawsuits are filed, management may be required to focus their efforts on defending the lawsuits rather than continuing to operate our business which could have an adverse effect on closing the merger and our business operations. Additionally, if any lawsuits are filed, the Company may have significant expense to defend such lawsuits which could also adversely affect our ability to close the merger and operate our business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates by reference certain “forward-looking statements” with respect to the results of our operations and businesses. All statements, other than statements of historical facts, included in this report on Form 10-Q, including those regarding market trends, our financial position, business strategy, projected costs, the plans and objectives of management for future operations, and the ability of the parties to consummate the Offer or the Merger in a timely manner or at all, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We disclaim, however, any intent or obligation to update our forward-looking statements to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim financial statements and notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

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

Proposed Merger with CONMED Corporation

On August 13, 2012, we entered into a definitive merger agreement with CONMED Corporation, a New York corporation (“Parent”), and Arrow Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price of $0.27 per share of common stock in cash. Pursuant to the Merger Agreement, as soon as practicable after consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly-owned subsidiary of Parent. Our board of directors acting upon the unanimous recommendation of independent directors of the Board, unanimously approved the Merger Agreement and the Merger. We anticipate that the Merger will close in the fourth quarter of 2012. Please see our Current Report on Form 8-K filed on August 14, 2012 for further information.

Liquidity and Capital Resources

We have financed our operations since inception principally through private sales of equity securities and convertible debt. From January 1, 2004 through December 31, 2007, we raised net proceeds of $7.7 million through the sale of common and preferred stock in private placements and approximately $14.1 million through the issuance of convertible notes and debentures. On January 4, 2008, we recapitalized, converting all outstanding preferred stock and convertible debt to common stock and warrants, and raising an additional $2.6 million in a concurrent private sale of common stock with warrants. From January 5, 2008 through June 30, 2011, we raised an additional $6.3 million in a variety of equity transactions involving sales of common stock and warrants. Notably, in May 2011, we closed on agreements with accredited investors to issue an aggregate of 12,000,000 shares of common stock and warrants to purchase up to 9,000,000 shares of common stock, with gross proceeds of $3.0 million. The total cash raised from January 1, 2004 through June 30, 2011, including the May 2011 financing, was $30.7 million. We have not raised any additional capital since June 30, 2011. As of June 30, 2012, we had cash and cash equivalents of $514,475. We have incurred net losses and negative cash flows from operations.

Our forecasted cash position is highly dependent upon future sales growth of our 3DHD Vision System. As part of managing our business, we frequently forecast our future cash flow and cash position.  Such projections include assumptions regarding fulfillment of existing orders, receipt and fulfillment of future orders and ultimately, the receipt of cash.  These forecasts also include assumptions regarding the timing of payments related to existing and future liabilities and inventory procurement.  If forecasted orders do not materialize or existing orders are cancelled or reduced, it could have a material adverse impact on our projected cash position.

In the event our current working capital is not adequate to fund our operations and growth and we do not receive any additional capital or financing, we will need to seek alternative sources of working capital. Potential other sources of working capital could include senior debt facilities, new lines of credit or additional sales of our securities. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or to otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We will need to raise additional capital to execute our business plan and expand our operations. We do not have any arrangements with any banks, financial institutions or investors to provide financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. In January 2012, we engaged an investment banking firm to seek financing and/or strategic alternatives for us in order to fund our key growth initiatives. On August 13, 2012, we entered into a definitive merger agreement with CONMED Corporation, a New York corporation (“Parent”), and Arrow Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price of $0.27 per share of common stock in cash. Immediately following our entry into the Merger Agreement, as discussed above, Parent has agreed to provide us a with a loan, evidenced by a promissory note secured by our assets, with a principal amount of up to $1,000,000. $500,000 was drawn on August 14, 2012, and up to $500,000 of which will be available to be draw on or after September 12, 2012. We plan to use the funds for general corporate purposes.

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $587,979 and $1,074,803, respectively.

During the six months ended June 30, 2012, net cash used in investing activities was $159,410 as compared with $213,309 for the same period in the prior year.  The decrease in net cash used in investing activities for the current period was primarily related to the capitalization of fewer demonstration systems during the first half of 2012 as compared with the same period in the prior year.

During the six months ended June 30, 2012, we did not conduct any financing activities. During the same period in the prior year, sales of common stock generated net cash proceeds of $3,277,340.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2012 Compared with the Three and Six Month Periods Ended June 30, 2011

Sales. We had sales of $2,167,068 for the three months ended June 30, 2012 as compared to $2,509,079 for the three months ended June 30, 2011, a decrease of $342,011, or 14%.  We had sales of $5,682,947 for the six months ended June 30, 2012 as compared to $5,631,673 for the six months ended June 30, 2011, an increase of $51,274 or 1%.

The decrease in sales during the three months ended June 30, 2012 as compared with the same period in the prior year was due to a decrease in unit sales of 3DHD Vision System demonstration systems. Sales of these units, which are sold to our distributors for demonstration purposes and not for resale, decreased from eight demonstration units sold in the second quarter of 2011 to two demonstration units sold in the second quarter of 2012. We believe the decrease in sales of the demonstration systems for the second quarter of 2012 was affected by the timing of the execution of our distribution agreements as many of our distribution agreements were finalized in late 2010 and early 2011 and accordingly, distributors purchased demonstration systems for their territories shortly thereafter during the first half of 2011. While these distribution agreements are still in place, the distributors have already paid for and receive the required demonstration systems. The decrease in demonstration systems, however, was partially offset by an increase in sales volume of our Original Equipment Manufacturer, or OEM, products.

The increase in sales during the six months ended June 30, 2012 as compared with the same period in the prior year was due to increased sales volume of our OEM products offset by a decrease in sales of Viking branded 3DHD Vision Systems for the second quarter of 2012 as previously described above. Sales of 3DHD Vision Systems for clinical installation increased from 15 for the first half of 2011 to 25 for the first half of 2012.

In order to properly represent the full complement of our 3DHD product offering to potential customers, the demonstration systems sold to distributors typically include a much broader array of the various components than a standard clinical system. As such, if sold according to the pricing of its components, the list price of a demonstration system would be significantly higher than that of a typical clinical system.  However, in order to induce distributors to purchase the demonstration system, which we believe will ultimately increase future customer sales of the clinical systems we typically sell demonstration systems at substantial discounts (meaning lower gross margin), and accordingly, the total sales value of a demonstration system is slightly lower than that of a clinical system.

Sales of our OEM and Branded Products were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Branded products	$652,865	$1,023,877	$(371,012)	$2,132,300	$2,427,622	$(295,322)
OEM products and service	1,514,203	1,485,202	29,001	3,550,647	3,204,051	346,596
Total sales	$2,167,068	$2,509,079	$(342,011)	$5,682,947	$5,631,673	$51,274

3DHD Clinical Systems	8	8	–	25	15	10
3DHD Demonstration Systems	2	8	(6)	6	18	(12)
Total 3DHD Systems	10	16	(6)	31	33	(2)

3Di Systems (predecessor product)	–	–	–	–	4	(4)
Total 3D systems	10	16	(6)	31	37	(6)

 Customers accounting for at least 10% of our total revenues, respectively, for the three and six months ended June 30, 2012 and 2011 were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2011	2012
Customer A	42%	30%	29%	30%
Customer B	20%	10%	15%	10%
Customer C	*	12%	10%	11%
Customer D	*	*	10%	*
Total revenues from customers who represent more than 10% of our revenues during the respective period	62%	52%	64%	51%

* Customer accounted for less than 10% of our revenues for the respective period.

Gross Profit.   For the three months ended June 30, 2012, gross profit increased $48,563, or 13%, as compared with the same period in the prior year. For the three months ended June 30, 2012, gross profit was $433,153, or 20.0% of sales, as compared with $384,590, or 15.3% of sales, for the same period in the prior year.  For the six months ended June 30, 2012, gross profit increased $355,861, or 34%, as compared with the same period in the prior year. For the six months ended June 30, 2012, gross profit was $1,392,209, or 24.5% of sales, as compared with $1,036,348, or 18.4% of sales, for the same period in the prior year.

The increase in gross margin percentage for the three and six month periods ended June 30, 2012 as compared with the same periods in the prior year was primarily due to the shift in the product mix of 3DHD Vision Systems sales. The gross margin on 3DHD clinical systems is much higher than the gross margin on 3DHD Vision demonstration systems. Because of the broad array of components included with a typical demonstration system, the product cost of a demonstration system is significantly higher than that of a typical clinical system, although the prices are similar, because we discount demonstration systems.  As a consequence of customer demand and a product mix shift to more clinical systems, our gross margins of “Branded Products” in the three and six months ended June 30, 2012 have improved compared with the same periods in the prior year. The 3DHD Vision demonstration systems sold to our distributors are for use in the sales process, are not intended for immediate resale and are priced at a substantial discount to the distributors’ agreed upon regular purchase price for clinical systems. The product sales mix of the total 3DHD Vision systems sold changed from 15 clinical systems and 18 demonstration systems sold in the first half of 2011 to 25 clinical systems and 9 demonstration systems sold in the first half of 2012.

Selling and Marketing Expense.  Selling and marketing expenses were $524,763 for the three months ended June 30, 2012, as compared with $455,120 for the same period in the prior year, which reflects an increase of $69,643, or 15%. For the six months ended June 30, 2012, selling and marketing expenses were $1,130,790 for the six months ended June 30, 2012, as compared with $933,483 for the same period in the prior year, which reflects an increase of $197,304, or 21%. The increase in selling and marketing expenses during the three and six months ended June 30, 2012 was related to the hiring of additional sales and marketing personnel during the fourth quarter of 2011 and was also due to increased depreciation expenses related to new product demonstration units retained by us.

Research and Development Expense. We had research and development expenses of $349,484 for the three months ended June 30, 2012 and $362,670 for the same period in the prior year.   We had research and development expenses of $661,385 for the six months ended June 30, 2012 and $618,633 for the same period in the prior year.  The decrease for the three months ended June 30, 2012 as compared with the same period in the prior year was primarily due to lower patent application and filing costs incurred. The increase for the six months ended June 30, 2012 was primarily due to personnel additions subsequent to the first quarter in 2011, more than offsetting the decrease in patent application and filing costs incurred in the second quarter of 2012.

General and Administrative Expense. General and administrative expenses include costs for administrative personnel, legal and accounting expenses, and various public company expenses. General and administrative expenses were $449,031 for the three months ended June 30, 2012 compared with $427,272 for the same period in the prior year, representing an increase of $21,579 or 5%. General and administrative expenses were $891,602 for the six months ended June 30, 2012 compared with $861,137 for the same period in the prior year, representing an increase of $30,465 or 4%. The increase in general and administrative expenses for the three and six months ended June 30, 2012 as compared with the same periods in the prior year was primarily due to higher personnel and insurance expenses incurred partially offset by lower noncash stock option expenses incurred.

Other Income and Expense.  During the three months ended June 30, 2012, other income and expense totaled to income of $81 compared with income of $344 for the same period in the prior year.  During the six months ended June 30, 2012, other income and expense totaled to income of $147 compared with income of $70,522 for the same period in the prior year.  During the first quarter of 2011, we recorded income of $69,952 related to compensation we received from the grant of a license to a third party to use one of our patents in nonmedical markets and the sale of certain manufacturing assets related to such patent.  No such income was recorded during 2012.

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

A reconciliation of net loss in accordance with U.S. generally accepted accounting principles, or GAAP, to the non-GAAP measure of operating loss before non-cash charges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss, as reported	$(890,044)	$(860,128)	$(1,291,421)	$(1,306,383)
Adjustments: Total other (income)/expense	(81)	(344)	(147)	(70,522)
Operating loss, as reported	(890,125)	(860,472)	(1,291,568)	(1,376,905)
Non-cash stock option expense	70,093	103,628	144,042	199,925
Depreciation and amortization	138,028	91,058	268,826	169,633
Operating loss before non-cash charges	$(682,004)	$(665,786)	$(878,700)	$(1,007,347)

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

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our interim financial statements and notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

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

Income Taxes. In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit recorded in our Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

We are primarily subject to U.S. federal and state income tax. Tax years subsequent to December 31, 2008 remain open to examination by U.S. federal and state tax authorities. In addition, our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, we had no accruals for interest or penalties related to income tax matters.

Impairment of Long Lived Assets with Finite Lives. Property and equipment with finite lives are depreciated using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2012 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that arise in the ordinary course of business. Additionally, several law firms have published information regarding class action lawsuits that may be brought against us by our shareholders challenging aspects of our proposed merger. We believe the actions of the Company and its officers and directors related to the proposed merger were appropriate, followed sound business judgment and complied with all applicable Delaware law.  We would intend to defend ourselves vigorously against any lawsuits in this connection. As of August 17, 2012, to our knowledge, we have not been served with any lawsuits. Other than the published information, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that we believe could have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012, except as follows:

Risks Related to the Pending Merger

There are risks and uncertainties associated with the proposed Merger.

On August 13, 2012, we entered into a definitive merger agreement with CONMED Corporation, a New York corporation (“Parent”), and Arrow Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, as soon as practicable after consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly-owned subsidiary of Parent.

There are risks and uncertainties associated with the proposed Merger. For example, the Merger may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to the failure to satisfy the closing conditions set forth in the Merger Agreement. If the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Additionally, the Merger Agreement also provides that, in the event of termination of the Merger Agreement under specified circumstances, we will be required to pay Parent $225,000, and in the event of termination of the Merger Agreement under certain other specified circumstances, we will be required to pay Parent a cash termination fee of $900,000 and reimburse Parent’s documented out-of-pocket expenses up to $225,000.

The Merger Agreement also restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger.

Whether or not the merger is completed, the announcement and pendency of the merger transaction could cause disruptions and adversely affect impact our current and future business and operations as a result of uncertainty related to the proposed Merger.

The proposed Merger could cause disruptions in our business, which could have an effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at our Company, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers and suppliers may experience uncertainty about our future and seek alternative business relationships with third parties or seek to alter their business relationships with us; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

If we fail to complete the merger transaction, it could negatively impact our stock price and the financial results of our Company.

If the Merger transaction is not completed, we may experience negative reactions from the financial markets, which could cause a decrease in the market price of our stock, particularly if the market price reflects a market assumption that the Merger will be completed. We may also experience negative reactions from our customers if the merger transaction is not completed. Such reactions may have an adverse effect on our business. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our respective obligations under the Merger Agreement.

In addition, if the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to risks and consequences, including the following:

•	We may be required, under certain circumstances, to pay a cash termination fee of $900,000 and reimburse Parent’s documented out-of-pocket expenses up to $225,000 under the merger agreement;

•	We will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees and these costs may significantly increase our cash needs;

•	We may not be able to find another buyer willing to pay an equivalent or higher price in an alternative transaction than the price that would be paid pursuant to the Merger;

•	Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect its ability to execute certain of our business strategies and if the Merger is not completed we may have difficulty returning to our original business strategy; and

•	We will require substantial commitments of time and resources by our management, which could otherwise have been devoted to managing the business and identifying other opportunities that may have been beneficial to us.

Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit other acquisition proposals may discourage other companies from trying to acquire us.

Until the Merger is completed or the Merger Agreement is terminated, with limited exceptions, the Merger Agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than Parent. We has agreed to pay a cash termination fee of $900,000 and reimburse Parent’s documented out-of-pocket expenses up to $225,000. These provisions could discourage other companies from trying to acquire us for a higher price.

Potential shareholder suits could delay or prevent the closing of the merger or otherwise adversely impact our business and operations.

Several law firms have published information regarding class action lawsuits that may be brought against us by our shareholders challenging aspects of our proposed merger. As of August 17, 2012, to our knowledge, we have not been served with any lawsuits. If filed, class action or other lawsuits may seek, among other things, declaratory and injunctive relief, including orders enjoining us from completing the proposed merger and, in certain circumstances, damages. We do not know if any lawsuits will actually be filed or what the claims will be and therefore we cannot predict the outcome of any lawsuits, including the costs associated with defending potential lawsuits or any other liabilities or costs any parties may incur in connection with the litigation or settlement of these lawsuits. The Company believes its actions and the actions of its officers and directors related to the proposed merger were appropriate, followed sound business judgment and complied with all applicable Delaware law.  The Company would intend to defend itself vigorously against any lawsuits in this connection. It is also possible that a lawsuit may be filed which, if successful, could have the effect of preventing or delaying the closing of the merger. In the event one or more lawsuits are filed against us, our management may be required to focus their efforts on defending the lawsuits rather than continuing to operate our business which could have an adverse effect on closing the merger and our business operations. Additionally, if any lawsuits are filed, we may have significant expense to defend such lawsuits which could also adversely affect our ability to close the merger and operate our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012, we did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2012, we do not have any senior securities outstanding.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Additional Information and Where to Find It:

The Offer described in this Quarterly Report and our Current Report on Form 8-K filed August 14, 2012 has not yet commenced. The Offer is expected to be launched by approximately August 27, 2012 by Merger Sub, and the transaction is expected to close in the fourth quarter of 2012. This filing is neither an offer to purchase nor a solicitation of an offer to sell any securities. The solicitation and the offer to buy shares of common stock will be made pursuant to an offer to purchase and related materials that Merger Sub intends to file with the Securities and Exchange Commission (the “SEC”). At the time the Offer is commenced, Merger Sub will file a Tender Offer Statement on Schedule TO (the “Schedule TO”) containing an Offer to Purchase, a related Letter of Transmittal and other documents relating to the tender offer, and thereafter we will file a Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) with respect to the Offer. INVESTORS AND STOCKHOLDERS ARE URGED TO READ BOTH THE SCHEDULE TO AND THE SCHEDULE 14D-9 REGARDING THE OFFER, AS THEY MAY BE AMENDED FROM TIME TO TIME, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and stockholders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC’s web site at www.sec.gov. In addition, the documents we filed with the SEC may be obtained free of charge by contacting Viking Systems, Inc., 134 Flanders Road, Westborough, MA, 01581, Attention: Corporate Secretary. Our filings with the SEC are also available on our website at: http://www.vikingsystems.com/.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit

2.1*	Agreement and Plan of Merger dated as of August 13, 2012, by and among Viking Systems, Inc., CONMED Corporation, and Arrow Merger Corporation (included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended, of Viking Systems, Inc. dated January 4, 2008 (included as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Viking Systems, Inc., dated November 10, 2011 (included as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 17, 2011, and incorporated herein by reference).

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Variable Dividend Convertible Preferred Stock (included as Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed May 25, 2006, and incorporated herein by reference).

4.2	Amendment to Viking Systems, Inc. Common Stock Purchase Warrant issued to Hughes Capital Investors, LLC on May 10, 2011 by and between Viking Systems, Inc. and Hughes Capital Investors, LLC, dated August 13, 2012 (included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference).

4.3	Amendment to Viking Systems, Inc. Common Stock Purchase Warrants issued on May 10, 2011 by and between Viking Systems, Inc. and certain holders signatory thereto, dated August 13, 2012 (included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference).

10.1	Viking Systems, Inc. 2004 Stock Incentive Plan, dated March 31, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.2	Viking Systems, Inc. 2004 Non-Employee Director Stock Ownership Plan (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 1, 2004, and incorporated herein by reference).

10.3	Executive Change of Control Agreement between Viking Systems, Inc. and John Kennedy, dated August 6, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.4	Executive Change of Control Agreement between Viking Systems, Inc. and Robert Mathews, dated August 6, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2008, and incorporated herein by reference).

10.5	Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated September 23, 2004 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2004, and incorporated herein by reference).

10.6	First Amendment to Lease between Viking Systems, Inc. and Robert F. Tambone as Trustee of MAT Realty Trust, dated February 5, 2007 (included as Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB filed March 27, 2007, and incorporated herein by reference).

10.7	Recapitalization Agreement between Viking Systems, Inc. and Securityholders, dated December 31, 2007 (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.8	Securities Purchase Agreement between Viking Systems, Inc. and various investors, dated January 4, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.9	Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated January 4, 2008 (included as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2008, and incorporated herein by reference).

10.10	Amendment to Executive Employment Agreement between Viking Systems, Inc. and William C. Bopp, dated February 27, 2008 (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 29, 2008, and incorporated herein by reference).

10.11	Investment Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.12

Registration Rights Agreement between Viking Systems, Inc. and Dutchess Opportunity Fund, II, LP, dated January 7, 2010 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2010, and incorporated herein by reference).

10.13	Viking Systems, Inc. Amended 2008 Equity Incentive Plan (included as Exhibit 99.1 to the Registration Statement on Form S-8 filed January 15, 2010, and incorporated herein by reference).

10.14	Viking Systems, Inc. 2008 Non-Employee Directors' Stock Option Plan, effective January 18, 2008 (included as Annex B to the Registrant’s Schedule 14-C Information Statement filed April 10, 2008, and incorporated herein by reference).

10.15	Second Amendment to Lease between Viking Systems, Inc. and Baltic Westborough, LLC, dated March 8, 2010 (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010 and incorporated herein by reference.)

10.16	Purchase Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.17	Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc., and other accredited investors, dated May 5, 2011 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.18	Form of Warrant for the May 5, 2011 transaction (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 11, 2011 and incorporated herein by reference).

10.19	Amendment No. 1 to the Registration Rights Agreement by and between Viking Systems, Inc., Clinton Group, Inc. as investment manager for Clinton Magnolia Master Fund, Ltd., and other accredited investors, dated May 26, 2011 (included as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on May 31, 2011, and incorporated herein by reference).

10.20	Viking Systems, Inc. Amended and Restated 2008 Equity Incentive Plan (included as Exhibit 10.1 to the Registration Statement on Form S-8 filed March 9, 2012, and incorporated herein by reference).

10.21	Promissory Note issued by CONMED Corporation on August 13, 2012 to Viking Systems, Inc. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules and certain exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

#	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIKING SYSTEMS, INC.

Date: August 20, 2012	By:	/s/ John Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Robert Mathews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

